Form 10QSB
period 2006-07-31
KINGLAKE RESOURCES INC.
filed 2006-10-02
CIK 1368256

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended July 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

KINGLAKE RESOURCES INC.
 (Name of small business issuer in its charter)

Commission File Number 333-135871

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

8720 Maple Grove Cres. Suite 26
Burnaby, British Columbia
Canada V5A 4G5
(Address of principal executive offices, including zip code)

(778) 863-0073
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [   ]

As of September 21, 2006, the Company has 1,000,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1.INTERIM FINANCIAL STATEMENTS.

KINGLAKE RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2006	2006
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$17,533	$341
Total assets	$17,533	$341

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$2,300	$7,925
Due to related party (note 3(b))	33,988	10,806
Total Current Liabilities	36,288	18,731

Stockholders' Deficit
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
None issued (Note 5)
Common Stock, 100,000,000 shares authorized, $0.00001 par value
1,000,000 shares issued and outstanding - par value	10	10
Donated Capital (Note 3(a))	2,625	375
Deficit Accumulated During the Exploration Stage	(21,390)	(18,775)
Total stockholders' Deficit	(18,755)	(18,390)

Total liabilities and stockholders' deficit	$17,533	$341

See notes to Financial Statements.

KINGLAKE RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)
(Expressed in US Dollars)

		Cumulative
	Three	From
	Months	April 14, 2006
	Ended	(Date of Inception)
	July 31,	to July 31,
	2006	2006

Expenses
Donated rent (Note 3(a))	$750	$875
Donated services (Note 3(a))	1,500	1,750
General and administrative	365	840
Mineral property impairment costs (Note 4)	-	3,125
Professional fees	-	14,800

Total expenses	2,615	21,390
Net loss	$(2,615)	$(21,390)

Net loss per share -
basic and diluted	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,000,000

See notes to Financial Statements.

KINGLAKE RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)
		Cumulative
	Three	From
	Months	April 14, 2006
	Ended	(Date of Inception)
	July 31	to July 31,
	2006	2006
Cash flows from operating activities
Net loss for the period	$(2,615)	$(21,390)
Adjustment to reconcile net loss to net cash used in operating activities
Donated services and rent	2,250	2,625
Impairment of mineral property costs	-	3,125
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(5,625)	2,300

Net cash provided by (used in) operating activities	(5,990)	(13,340)

Cash flows from financing activities
Due to related party	23,182	33,988
Capital stock issued	-	10
Net cash provided by (used in) financing activities	23,182	33,998

Cash flows from investing activities
Acquisition of mineral properties	-	(3,125)

Net cash provided by (used in) investing activities	-	(3,125)

Cash increase during the period	17,192	17,533

Cash beginning of the period	341	-

Cash end of the period	$17,533	$17,533

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to Financial Statements.

KINGLAKE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2006
(Expressed in U.S. Dollars)

Note 1.       Exploration Stage Company

The Company was incorporated in the State of Nevada on April 14, 2006, and that is the inception date. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2006, the Company has accumulated losses of $21,390 since inception and a working capital deficiency of $18,755. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.       Summary of Significant Accounting Policies

a)   Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is April 30.

b)   Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)   Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f) Mineral Property Costs

The Company has been in the exploration stage since its formation on April 14, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are capitalized and subsequently expensed by their impairment. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)   Financial Instruments

Financial instruments, which include cash, accounts payable and accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)   Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)   Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)   Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Note 3.       Related Party Balances/Transactions

a) During the period ended July 31, 2006, the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President of the Company.

b) At July 31, 2006, the Company is indebted to a director of the company for $33,988, which is non-interest bearing, unsecured and due on demand.

Note 4.       Mineral Properties

In April 2006, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 12 contiguous cells in a 3N-4E configuration that represents an area of 603 acres. The property is situated due north of Criss Creek and to the east and above the Deadman River Valley that is located in the South Cariboo Region of British Columbia, Canada. Payment of $3,125 was required to record this mining claim and was subsequently paid on May 8, 2006, and the claim is in good standing until April 18, 2007. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. At April 30, 2006, the claim was deemed to have no value and, accordingly, an impairment loss of $3,125 was charged to operations in the period then ended.

Note 5.       Preferred Stock - Terms and Conditions

The preferred stock may be divided into, and issued, in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

a) The rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

b) Whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

c) The amount payable upon shares in the event of voluntary or involuntary liquidation;

d) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

e) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

f) Voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with the common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and,

g) Subject to the foregoing, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as the Board of Directors of the Company may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments, in the event of the liquidation of the Company, holders of preferred stock shall be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, and amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution.

Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions

Note 6.       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2006, the Company has a net operating loss carry forward of $15,640, which expires $15,275 in 2026 and $365 in 2027. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating loss carried forward in future years. At July 31, 2006, the valuation allowance established against the deferred tax assets is $5,318.

The components of the net deferred tax asset at July 31, 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

July 31, 2006

Net Operating Losses	$21,390
Deduct: Donated rent and services	(2,625)
Impairment of mineral property	(3,125)
Net operating loss carry forward for tax purposes	$15,640
Statutory Tax Rate	34%

Effective Tax Rate	-

Deferred Tax Asset	$5,318

Valuation Allowance	(5,318)

Net Deferred Tax Asset	$-

Note 7.       Subsequent Event

On August 10, 2006, the Securities and Exchange Commission declared effective the company's Form SB-2 Registration Statement relating to a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The shares are being sold for a period of up to 270 days on a "best efforts, all or none basis" as to the first 1,000,000 shares and on a "best efforts basis" as to the remaining 1,000,000 shares. In the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage Corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in the public offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't currently have any plans for such eventuality.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

For the three months ended July 31, 2006

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property.

Since inception, we have issued 1,000,000 shares of our common stock and received $10.00.

As of the date of this prospectus, we have no operations and therefore have not generated any revenues.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. Ms. Wen Shi has financed operations by loans, totaling $33,988, through July 31, 2006. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Since inception, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

As of July 31, 2006, our total assets were $17,533 and our total liabilities were $36,288.

ITEM 3.CONTROL PROCEDURE

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the preceding fiscal quarter.

On August 10, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135871, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. We have not sold any shares of our common stock pursuant to our registration statement.

We will be filing a post-effective amendment to the foregoing registration statement disclosing a change in auditors. As of the date hereof the post-effective amendment has not been filed with the SEC.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

On July 21, 2006, Moen and Company LLP informed us that Moen and Company LLP resigned as our independent registered public accounting firm effective as of that date. On August 21, 2006, our the board of directors accepted the resignation of Moen and Company LLP. Moen & Company LLP advised us they ceased doing business.

Moen and Company LLP's report on the financial statements as of and for the period from the date of inception on April 14, 2006 to April 30, 2006 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles save and except for a "going concern opinion" provided with the overall audit opinion.

During the year ended April 30, 2006 through the date of resignation and through the date of our acceptance of Moen and Company LLP's resignation, there were no disagreements with Moen & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moen & Company LLP, would have caused Moen & Company LLP to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

On August 21, 2006, we engaged Michael T. Studer, C.P.A., P.C., an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

ITEM 6.       EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of September, 2006.

KINGLAKE RESOURCES, INC.
(the "Registrant")

BY:	XUAN SONG
Xuan Song, President, Principal Executive Officer and a Member of the Board of Directors

BY:	WEN SHI
Wen Shi, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors