Form 10QSB
period 2006-10-31
KINGLAKE RESOURCES INC.
filed 2006-12-15
CIK 1368256

Form 10QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended October 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

KINGLAKE RESOURCES INC.
 (Name of small business issuer in its charter)

Commission File Number10810

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

As of December 11, 2006, the Company has 1,000,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

Kinglake Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	April 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,396	$341
Total Current Assets	3,396	341

Mineral claim acquisition costs, less reserve for impairment of
$3,125 and $3,125, respectively	-	-
Total Assets	$3,396	$341

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$800	$7,925
Due to related party	36,988	10,806
Total current liabilities	37,788	18,731

Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 1,000,000 and 1,000,000 shares, respectively	10	10
Donated capital	4,875	375
Deficit accumulated during the exploration stage	(39,277)	(18,775)
Total stockholders' equity (deficiency)	(34,392)	(18,390)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,396	$341

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Three months ended October 31, 2006	Six months ended October 31, 2006	Cumulative during the exploration stage(April 14, 2006 to October 31, 2006)
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses
Donated rent	750	1,500	1,625
Donated services	1,500	3,000	3,250
General and administrative	147	512	987
Mineral property impairment	-	-	3,125
Professional fees	15,490	15,490	30,290
Total Costs and Expenses	17,887	20,502	39,277

Net Loss	$(17,887)	$(20,502)	$(39,277)

Net Loss per share
Basic and diluted	$(0.02)	$(0.02)	$-

Number of common shares
used to compute loss per share
Basic and Diluted	1,000,000	1,000,000	-

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period April 14, 2006 (Inception) to October 31, 2006
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Donated Capital	Deficit Accumulated	Total Stockholders'
	Shares	Amount		During the Development	Equity (Deficiency)
Common stock issued for cash				Stage
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	375	-	375
Net loss	-	-	-	(18,775)	(18,775)

Balance, April 30, 2006	1,000,000	10	375	(18,775)	(18,390)
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(2,615)	(2,615)

Balance, July 31, 2006	1,000,000	10	2,625	(21,390)	(18,755)
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(17,887)	(17,887)

Balance, October 31, 2006	1,000,000	$10	$4,875	$(39,277)	$(34,392)

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Six months ended October 31, 2006	Cumulative during the exploration stage(April 14, 2006 to October 31, 2006)
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(20,502)	$(39,277)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	3,125
Donated services	3,000	3,250
Donated rent	1,500	1,625
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(7,125)	800
Net cash provided by (used for) operating activities	(23,127)	(30,477)

Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	(3,125)
Net cash provided by (used for) investing activities	-	(3,125)

Cash Flows from Financing Activities

Loans from related party	26,182	36,988
Proceeds from sales of common stock	-	10
Net cash provided by (used for) financing activities	26,182	36,998

Increase (decrease) in cash	3,055	3,396

Cash, beginning of period	341	-

Cash, end of period	$3,396	$3,396

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

KINGLAKE RESOURCES, INC.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
October 31, 2006
(Expressed in U.S. Dollars)

Note 1     Interim Financial Statements

The unaudited financial statements as of October 31, 2006 and for the three and six months then ended, and for the period April 14, 2006 to October 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2006 and the results of operations and cash flows for the periods ended October 31, 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended October 31, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2007. The balance sheet at April 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2006 as included in our report on Form SB-2 filed July 20, 2006.

Note 2.     Organization and Business Operations

Kinglake Resources Inc. (the "Company") was incorporated in the State of Nevada on April 14, 2006, and that is the inception date. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (SFAS) No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Note 3.       Related Party Balances/Transactions

a)   During the six months ended October 31, 2006, the Company recognized a total of $3,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the President of the Company.

b)   At October 31, 2006, the Company is indebted to a director of the company for $36,988, which is non-interest bearing, unsecured and due on demand.

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

The Company shall not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of common stock or other class of stock junior to the preferred stock as to dividends or upon liquidation) in respect of common stock, or other class of stock junior the preferred stock, nor shall it redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holder of preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payments. In the event of the liquidation of the Company, holders of preferred stock shall be entitled to receive, before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation, a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if so provided in such terms, and amount per share equal to accumulated and unpaid dividends in respect of such preferred stock (whether or not earned or declared) to the date of such distribution.

Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, shall be deemed to be a liquidation for the purposes of these terms and conditions.

Note 6.       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2006, the Company had a net operating loss carry forward of $31,277, which expires $15,275 in 2026 and $16,002 in 2027. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At October 31, 2006, the valuation allowance established against the deferred tax assets is $10,634.

The components of the net deferred tax asset at October 31, 2006 and the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are scheduled below:

October31, 2006

Net Losses From Inception	$39,277
Less donated rent and services	(4,875)
Less impairment of mineral property	(3,125)
Net operating loss carry forward for tax purposes	$31,277
Statutory Tax Rate	34%

Effective Tax Rate	0%

Deferred Tax Asset	$10,634

Valuation Allowance	(10,634)

Net Deferred Tax Asset	$-

Note 7.     Subsequent Events

On October 29, 2006, the Company executed a lease for office space. The term of the lease is one year, commencing November 1, 2006 and expiring October 31, 2007. The lease provides for monthly rentals of $250.

On November 30, 2006, the Securities and Exchange Commission declared effective the Company's Form SB-2 Registration Statement relating to a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The shares are being sold for a period of up to 270 days on a "best efforts, all or none basis" as to the first 1,000,000 shares and on a "best efforts basis" as to the remaining 1,000,000 shares. In the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

To become profitable and competitive, we must conduct the research and exploration of our property before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

For the Six Months ended October 31, 2006

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property.

Since inception, we have issued 1,000,000 shares of our common stock and received $10.00.

As of the date of this prospectus, we have not generated any revenues.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. Ms. Wen Shi has financed operations by loans, totaling $26,182 for the six months ended October 31, 2006. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

Liquidity and Capital Resources

As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

Since inception, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

As of October 31, 2006, our total assets were $3,396 and our total liabilities were $37,788.

ITEM 3. CONTROL PROCEDURE

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to deficiencies and material weaknesses.

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

On October 6, 2006, we filed a Post-Effective amendment to our registration statement. On November 21, 2006, we filed another Post-Effective amendment to our registration statement. On November 30, 2006, the Securities and Exchange Commission declared our Post-effective amendment to our Form SB-2 Registration Statement effective, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December, 2006.

KINGLAKE RESOURCES, INC.
(the "Registrant")

BY:	XIN CHEN
Xin Chen, President, Principal Executive Officer and a Member of the Board of Directors

BY:	WEN SHI
Wen Shi, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors