Form 10QSB
period 2007-01-31
KINGLAKE RESOURCES INC.
filed 2007-03-15
CIK 1368256

Form 10QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended January 31, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

KINGLAKE RESOURCES INC.
(Name of small business issuer in its charter)

Commission File Number 333-135871

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

1395 Pacific Plaza, Suite 158, 8888 Odlin Crescent
Richmond, British Columbia
Canada V6X 3Z8
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

As of March 1, 2007, the Company has 1,000,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS.

Kinglake Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	April 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,273	$341
Total Current Assets	5,273	341

Mineral claim acquisition costs, less reserve for impairment of
$3,125 and $3,125, respectively	-	-
Total Assets	$5,273	$341

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities

Accounts payable and accrued liabilities	$2,365	$7,925
Due to related party	42,042	10,806
Returnable public offering proceeds	3,600	-
Total current liabilities	48,007	18,731
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 1,000,000 and 1,000,000 shares, respectively	10	10
Donated capital	6,375	375
Deficit accumulated during the exploration stage	(49,119)	(18,775)
Total stockholders' equity (deficiency)	(42,734)	(18,390)
Total Liabilities and Stockholders' Equity (Deficiency)	$5,273	$341

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Cumulative during the
	Three months	Nine months	exploration stage
	ended January	ended January	(April 14, 2006
	31, 2007	31, 2007	to January 31, 2007)
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses
Donated rent	-	1,500	1,625
Donated services	1,500	4,500	4,750
General and administrative	1,822	2,334	2,809
Mineral property impairment	-	-	3,125
Professional fees	6,520	22,010	36,810
Total Costs and Expenses	9,842	30,344	49,119
Net Loss	$(9,842)	$(30,344)	$(49,119)

Net Loss per share
Basic and diluted	$(0.01)	$(0.03)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000	1,000,000

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period April 14, 2006 (Inception) to January 31, 2007
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
				During the	Stockholders'
	Common Stock, $0.00001		Donated	Development	Equity
	Par Value		Capital	Stage	(Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	375	-	375
Net loss	-	-	-	(18,775)	(18,775)

Balance, April 30, 2006	1,000,000	10	375	(18,775)	(18,390)
Unaudited:
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(2,615)	(2,615)

Balance, July 31, 2006	1,000,000	10	2,625	(21,390)	(18,755)
Donated services and rent	-	-	2,250	-	2,250
Net loss	-	-	-	(17,887)	(17,887)

Balance, October 31, 2006	1,000,000	10	4,875	(39,277)	(34,392)
Donated services	-	-	1,500	-	1,500
Net loss	-	-	-	(9,842)	(9,842)

Balance, January 31, 2007	1,000,000	$10	$6,375	$(49,119)	$(42,734)

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Cumulative during
			the exploration
	Nine months		stage(April 14,
	ended		2006 to January 31,
	January 31, 2007		2007)
	(Unaudited)		(Unaudited)
Cash Flows from Operating Activities
Net loss	$(30,344)		$(49,119)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-		3,125
Donated services	4,500		4,750
Donated rent	1,500		1,625
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,560)		2,365
Net cash provided by (used for) operating activities	(29,904)		(37,254)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-		(3,125)
Net cash provided by (used for) investing activities	-		(3,125)
Cash Flows from Financing Activities
Loans from related party	31,236		42,042
Returnable public offering proceeds	3,600		3,600
Proceeds from sales of common stock	-		10
Net cash provided by (used for) financing activities	34,836		45,652

Increase (decrease) in cash	4,932		5,273

Cash, beginning of period	341

Cash, end of period	$5,273		$5,273

Supplemental disclosures of cash flow information:
Interest paid	$-	$
Income taxes paid	$-	$

See notes to financial statements.

KINGLAKE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

Note 1. Interim Financial Statements

The unaudited financial statements as of January 31, 2007 and for the three and nine months then ended, and for the period April 14, 2006 to January 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2007 and the results of operations and cash flows for the periods ended January 31, 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended January 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2007. The balance sheet at April 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended April 30, 2006 as included in our report on Form SB-2 filed July 20, 2006.

Note 2. Organization and Business Operations

Kinglake Resources Inc. (the “Company”) was incorporated in the State of Nevada on April 14, 2006, and that is the inception date. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (SFAS) No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement, and to complete the development of the property, and upon future profitable production or proceeds from the sale thereof.

Note 3. Related Party Balances/Transactions

a) During the nine months ended January 31, 2007, the Company recognized a total of $4,500 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the former President of the Company. Since November 1, 2006, the former President of the Company has no longer been providing donated rent to the Company.

b) At January 31, 2007, the Company is indebted to a director of the company for $42,042, which is non-interest bearing, unsecured and due on demand.

KINGLAKE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

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

KINGLAKE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

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

Note 6. Public Offering

On November 30, 2006, the Security and Exchange Commission declared effective the Company’s Form SB-2 Registration Statement relating to a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The shares are being sold for a period of up to 270 days on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 shares. In the event that 1,000,000 shares are not sold within the 270 days, all money received is to be promptly returned to the subscribers.

From November 30, 2006 to January 31, 2007, the Company sold 36,000 shares of common stock for a total of $3,600 pursuant to this public offering. Until the minimum of 1,000,000 shares of common stock has been sold, the Company will reflect proceeds from the offerings as a liability in its financial statements.

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At January 31, 2007, the Company had a net operating loss carry forward of $39,619, which expires $15,275 in 2026 and $24,344 in 2027. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At January 31, 2007, the valuation allowance established against the deferred tax asset is $13,470.

KINGLAKE RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2007
(Unaudited)

The components of the net deferred tax asset at January 31, 2007 and the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are scheduled below:

January 31,
2007

Net Losses From Inception	$49,119
Less donated rent and services	(6,375)
Less impairment of mineral property	(3,125)

Net operating loss carry forward for tax purposes	$39,619

Statutory Tax Rate	34%

Effective Tax Rate	0%

Deferred Tax Asset	$13,470

Valuation Allowance	(13,470)

Net Deferred Tax Asset	$-

Note 8. Commitment

On November 1, 2006, the Company signed a lease agreement for office space. The term of the lease is one year, commencing November 1, 2006 and expiring October 31, 2007. The lease provides for monthly rentals of $522.

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

Results of Activities

For the Six Months ended January 31, 2007

     We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property.

     Since inception, we have issued 1,000,000 shares of our common stock and received $10.00.

     As of the date of this prospectus, we have not generated any revenues.

     In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. Ms. Wen Shi has financed operations by loans, totaling $42,042 as of January 31, 2007. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

Liquidity and Capital Resources

     As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

     Since inception, we issued 1,000,000 shares of common stock through an exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of shares of common stock.

     As of January 31, 2007, our total assets were $5,273 and our total liabilities were $48,007.

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

PART II - OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 21, 2006, we filed a Post-Effective amendment to our registration statement. On November 30, 2006, the Securities and Exchange Commission declared our Post-effective amendment to our Form SB-2 Registration Statement effective, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share for a period of 270 days from November 30, 2006. There is no underwriter involved in our public offering. As of the date of this report we have not sold any shares.

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

S IGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2007.

KINGLAKE RESOURCES, INC.
(the "Registrant")

BY: XIN CHEN
Xin Chen, President, Principal Executive Officer and
a Member of the Board of Directors

BY: WEN SHI
Wen Shi, Secretary, Treasurer, Principal Financial
Officer and Principal Accounting Officer and a
Member of a Board of Directors