Form 10QSB/A
period 2007-07-13
KINGLAKE RESOURCES INC.
filed 2007-07-13
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A-1

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-135871

KINGLAKE RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

Suite 500-666 Burrard Street, Vancouver, BC,
V6C 3P6 Canada
(Address of principal executive offices, including zip code)

604-895-7412
(Registrant's Telephone Number, Including Area Code)

The Company is a Shell company: Yes [X]     No [   ]

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

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
32.1	CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of July, 2007.

KINGLAKE RESOURCES, INC.
BY:	/s/ CHEN, XIN
Chen, Xin, President, Principal Executive Officer and a Member of the Board of Directors
BY:	/s/ WEN SHI
Wen Shi, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors