Form 10QSB/A
period 2007-07-13
KINGLAKE RESOURCES INC.
filed 2007-07-13
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A-1

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2006

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this  13th day of July 13, 2007.

KINGLAKE RESOURCES, INC.
BY:	/s/ CHEN, XIN
Chen, Xin, President, Principal Executive Officer and a Member of the Board of Directors
BY:	/s/ WEN SHI
Wen Shi, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors