Form 10QSB/A
period 2007-07-13
KINGLAKE RESOURCES INC.
filed 2007-07-13
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A-1

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2006
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

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT
32.1	CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF DISCLOSURE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13 th day of July, 2007.

KINGLAKE RESOURCES, INC.
BY:	/s/ CHEN, XIN Chen, Xin, President, Principal Executive Officer and a Member of the Board of Directors
BY:	/s/ WEN SHI Wen Shi, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors