Form 10KSB
KINGLAKE RESOURCES INC.
filed 2007-07-26
CIK 1368256

FORM 10-KSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUALLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the year ended April 30, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

KINGLAKE RESOURCES INC.

(Name of small business issuer in its charter)

Commission File Number 333-135871

Nevada	None
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

Suite 500-666 Burrard Street, Vancouver, BC,
V6C 3P6 Canada
(Address of principal executive offices, including zip code)

604-895-7412
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [ ] NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [ ] NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES [X] NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 11, 2007: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2007: 2,029,000.

PART I

 ITEM 1. BUSINESS

 General

We were incorporated in the State of Nevada on April 14, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at Suite 500-666 Burrard Street, Vancouver, BC, V6C 3P6 Canada. This is our mailing address as well. Our telephone number is: 604-895-7412.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change its business activities or to combine with another business, and are not aware of any events or circumstances that might cause its plans to change.

Background

In April 2006, Xuan Song, our former president and director acquired one mineral property containing fourteen mining claims in British Columbia, Canada by arranging the staking of the same through James W. McLeod, a geologist, a non affiliated third party. Mr. McLeod is a self-employed contract staker, field worker and professional geologist residing in British Columbia.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. The cost of staking the claim was $3,125 paid to James McLeod. No additional payments were made or are due Mr. McLeod for his services. The claims were recorded in Mr. Song name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On April 18th, 2006, Mr. Song executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Song transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Song has not provided us with a signed or executed bill of sale in our favor. Mr. Song will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Song will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Song transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Song will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company property is one such acquisition. Accordingly, fee simple title to the Company property resides with the Crown.

The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of the claims:

Tenure No.	Document Description	Date of Recording	Date of Expiration
532364	KRI	April 25, 2006	April 18, 2008

In order to maintain these claims we must pay a fee of CND$100 per year per claim.

Location and Access

The property consists of one mineral claim, the tenure #532364 comprised of 12 contiguous cells and covering an area of 603 acres. The claim is 100% owned by Xuan Song, our former president.

The property is situated in the Intermontane Belt in the South Cariboo Region of British Columbia at latitude 50 57' 13" north and 120 55' 27" west and may be located on the NTS sheet, 92I/15W just east and above the Deadman River valley and 3 miles due north of Criss Creek.

The property is accessible by traveling west from Cache Creek, British Columbia, along Highway #1 for 21 miles to the Deadman River road junction and then north for 17 miles along the Deadman River road and then 2 miles east to the property.

The Deadman River area lies within the Dry Interior biotic zone and experiences between 15"-20" of precipitation annually of which about 20% may occur as a snow equivalent. The summers can experience hot squally weather while the winters may be cold and last from November through March.

The valley bottoms are often open ranchland with conifer forest cover on the hills and on the numerous plateaus which accounts for the very active logging and ranching industries in the area. Mining of both metals and industrial minerals holds an historical and contemporary place in the development and economic well being of the area.

The Town of Cache Creek and the City of Kamloops, British Columbia which lie 40 miles by road west and 60 miles by road east, respectively of the mineral claim area. Each center offers varying amounts of infrastructure. Kamloops, B.C. is a logistic center that offers all of the necessary infrastructure required to base and carry-out an exploration or mineral development program, i.e. (accommodations, transportation, communications, equipment and supplies). The Town of Cache Creek, B.C. offers much less service.

The property is located in the south-central part of the South Cariboo Region in the Interior plateau at the southern end of the mammoth interior basalt flow-lava cap. The physiographic setting of the property can be described as moderate to deeply incised plateau terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciation. Many of the larger valleys exhibit a broad U-shaped, glacial eroded cross section. Drift cover in the valleys may vary considerably. The Deadman River valley is deeply incised by erosion with tight valley walls in places. This valley probably has been effected by a strong underlying north-south fault along its length and may be a reason for the occurrence of the former producing, Vidette (Lake) Gold Mine at the northern end of this strong structure.

History

There is no record or evidence of previous exploration or operations on the property.

Regional Geology

The area is seen to be underlain by rock units ranging in age from the Pennsylvanian to the Miocene and being mainly of volcanic origin, although some of the older units are of intrusive and sedimentary origin. The older units are only found along the deep incisions found along some of the deeper water courses, i.e. the Deadman River and Loon Creek. The youngest, Eocene - Miocene aged volcanic flow rock units observed occur as alkali basalt flows that occur as cap rocks in the general area.

Property Geology

The geology of the property area may be described as being underlain by interlayered volcano-sediments of the Upper Triassic age Nicola Group. In the northeast corner of the mineral claim the Nicola rock units are overlain by a sometimes thick Tertiary rhyolite to basalt flows and associated tuffs of Eocene - Miocene age. Immediately north of the property, a distance of approximately 16 airmiles (slightly longer by road along the Deadman River valley), is the past producing Vidette Gold Mine.

MAP 1

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Our Proposed Exploration Program

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We will select a consultant in the near future. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. In that case, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. We intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James McLeod and a physical examination of the property by Mr. Song, our former president and director. The cost of staking the claim was included in the $3,125 paid to Mr. McLeod. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can not predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Chen, Xin, our current president, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Chen will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The cash we have is designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Burnaby, British Columbia. We have not selected any of the foregoing as of the date of this report.

We estimate the cost of drilling will be $20.00 per foot drilled. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity next quarter, weather permitting.

The breakdowns were made in consultation with Mr. McLeod.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration activity next quarter, weather permitting.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,625 if we drill 28 holes. Mr. Song has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Chen will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We intend to do so next quarter.

Risk Factors

Please consider the following risk factors before deciding to invest in our common stock. We discuss all material risks in the risk factors.

Risks associated with KINGLAKE RESOURCES INC.

1. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we have on hand will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

2. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

3. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on April 14, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $44,568. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

5. Because title to the property is held in the name of one of our former officers, if he transfers the property to someone other than us, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Xuan Song, our former president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

6. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

7. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

8. Because Mr. Chen and Ms. Shi have other outside business activities, they will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Chen and Ms. Shi, our officers and directors, have other outside business activities, they will only be devoting 10% of their time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Chen and Ms. Shi. As a result, exploration of the property may be periodically interrupted or suspended.

ITEM 2. DESCRIPTION OF PROPERTY

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Song, our president, director and shareholder. Under this oral agreement, Mr. Song has allowed us to conduct exploration activity on the property. Mr. Song holds the property in trust for us pursuant to a declaration of trust.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of the claims:

Tenure No.	Document Description	Date of Recording	Date of Expiration
532364	KRI	April 25, 2006	April 18, 2008

In order to maintain these claims we must pay a fee of CND$100 per year per claim.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth fiscal quarter of 2007, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 2,029,000 shares of common stock outstanding as of April 30, 2007, 1,000,000 shares were owned by our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At July 11, 2007, there were 46 holders of record.

Status of our public offering

Our registration statement was declared effective by the SEC on October 20, 2006. We filed Post-Effective amendments for registration statement on November 21, 2006, and the amended registration statement was declared effective by the SEC on November 30, 2006.

From December 01, 2006 to April 30, 2007, the Company sold 1,029,000 shares of common stock at a price of $0.10 per share, or a total of $102,900 pursuant to the public offering.

Dividends

We have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are Penny stocks covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder. They imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $1,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to resell your shares.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. While Section 15g and Rules 15g-1 through 15g-6 apply to broker/dealers, they do not apply to us.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6. PLAN OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.We believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will be initiated next quarter. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by James McLeod and a physical examination of the property by Mr. Song, our former president and director. The cost of staking the claim was included in the $3,125 paid to James McLeod. No additional payments were made or are due to Mr. McLeod for his services. The claims were recorded in Mr. Song name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On April 18th, 2006, Mr. Song executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Song transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Song has not provided us with a signed or executed bill of sale in our favor. Mr. Song will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can predict what that will be until we find mineralized material. Mr. Song does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfers them to us. Further, Mr. Song does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Song must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Chen, Xin, our current president, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Chen will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The cash we have is designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in British Columbia. We have not selected any of the foregoing as of the date of this report..

We estimate the cost of drilling will be $20.00 per foot drilled. We will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity next quarter, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we can or don raise more money, we will cease operations. If we cease operations, we don know what we will do and we don have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds we have on hand will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

We have limited cash on hand. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We acquired one property containing one claim. The property is staked and we will begin our exploration plan next quarter. We expect to start exploration operations next quarter, weather permitting. As of the date of this report we have no operations and therefore we haven't generated any revenues.

Since inception, we have issued 2,029,000 shares of our common stock and received $102,910.00.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. In April 2007, the Company sold 1,029,000 shares of common stock at a price of $0.10 per share, or a total of $102,900 pursuant to a public offering. Ms. Wen Shi covered our initial expenses of $42,155 for incorporation, accounting and legal fees from inception till now. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

As of April 30, 2007, our total assets were $101,260 and our total liabilities were $53,818.

PART III

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kinglake Resources Inc.

I have audited the accompanying balance sheet of Kinglake Resources Inc. (the “Company”), an exploration stage company, as of April 30, 2007 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of the Company as of April 30, 2006 were audited by other auditors whose report dated June 12, 2006 included an explanatory paragraph that described the going concern uncertainty discussed in Note 1 to the financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Rock Resources Inc., an exploration stage company, as of April 30, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Date: June 29, 2007	By:	/s/ Michael T. Studer
Freeport, New York		Michael T. Studer

Kinglake Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,
	2007	2006
ASSETS
Current Assets
Cash	$100,971	$341
Prepaid expenses	289	-
Total Current Assets	101,260	341

Mineral claim acquisition costs, less reserve for impairment of
$3,125 and $3,125, respectively	-	-
Total Assets	$101,260	$341

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$11,663	$7,925
Due to related party	42,155	10,806
Total current liabilities	53,818	18,731
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 2,029,000 and 1,000,000 shares, respectively	20	10
Additional paid-in capital	110,765	375
Deficit accumulated during
the exploration stage	(63,343)	(18,775)
Total stockholders' equity (deficiency)	47,442	(18,390)
Total Liabilities and Stockholders' Equity (Deficiency)	$101,260	$341

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year ended April 30, 2007	Period April 14, 2006 (inception) to April 30, 2006	Cumulative during the exploration stage(April 14, 2006 to April 30, 2007)

Revenues	$-	$-	$-

Expenses
Donated rent	1,500	125	1,625
Donated services	6,000	250	6,250
General and administrative	5,132	475	5,607
Mineral property impairment	-	3,125	3,125
Professional fees	31,936	14,800	46,736
Total Costs and Expenses	44,568	18,775	63,343
Net Loss	$(44,568)	$(18,775)	$(63,343)

Net Loss per share
Basic and diluted	$(0.04)	$(0.02)

Number of common shares used to compute loss per share
Basic and Diluted	1,089,242	1,000,000

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period April 14, 2006 (Inception) to April 30, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	375	-	375
Net loss	-	-	-	(18,775)	(18,775)
Balance, April 30, 2006	1,000,000	10	375	(18,775)	(18,390)
Common stock issued for cash
at a price of $0.10 per share	1,029,000	10	102,890	-	102,900
Donated services and rent	-	-	7,500	-	7,500
Net loss	-	-	-	(44,568)	(44,568)

Balance, April 30, 2007	2,029,000	$20	$110,765	$(63,343)	$47,442

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year ended April 30, 2007	Period April 14, 2006 (inception) to April 30, 2006	Cumulative during the exploration stage (April 14, 2006 to April 30, 2007)

Cash Flows from Operating Activities
Net loss	$(44,568)	$(18,775)	$(63,343)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	3,125	3,125
Donated services	6,000	250	6,250
Donated rent	1,500	125	1,625
Changes in operating assets and liabilities
Prepaid expenses	(289)	-	(289)
Accounts payable and accrued liabilities	3,738	7,925	11,663
Net cash provided by (used for) operating activities	(33,619)	(7,350)	(40,969)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	(3,125)	(3,125)
Net cash provided by (used for) investing activities	-	(3,125)	(3,125)
Cash Flows from Financing Activities
Loans from related party	31,349	10,806	42,155
Proceeds from sales of common stock	102,900	10	102,910
Net cash provided by (used for) financing activities	134,249	10,816	145,065

Increase (decrease) in cash	100,630	341	100,971

Cash, beginning of period	341	-	-

Cash, end of period	$100,971	$341	$100,971

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

KINGLAKE RESOURCES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

April 30, 2007

Note 1. Exploration Stage Company

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has accumulated losses of $63,343 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended April 30, 2007 and for the period April 14, 2006 (inception) to April 30, 2006, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 14, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized and reviewed periodically for impairment. Exploration costs are expressed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities, and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Note 3. Related Party Balances/Transactions

a) During the year ended April 30, 2007, the Company recognized a total of $6,000 for donated services at $500 per month and $1,500 for donated rent at $250 per month provided by the former President of the Company. Since November 1, 2006, the former President of the Company has no longer been providing donated rent to the Company.

b) At April 30, 2007, the Company is indebted to a director of the company for 42,155, which is non-interest bearing, unsecured and due on demand.

Note 4. Mineral Properties

In April 2006, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 12 contiguous cells in a 3N-4E configuration that represents an area of 603 acres. The property is situated due north of Criss Creek and to the east and above the Deadman River Valley that is located in the South Cariboo Region of British Columbia, Canada. Payment of $3,125 was required to record this mining claim and was subsequently paid on May 8, 2006, and the claim is in good standing until April 18, 2008. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. At April 30, 2006, the claim was deemed to have no value and, accordingly, an impairment loss of $3,125 was charged to operations in the period then ended.

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

Note 6. Stockholders’ Equity

On November 30, 2006, the Securities and Exchange Commission declared effective the Company’s Form SB-2 Registration Statement relating to a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total. The shares are being sold for a period of up to 270 days on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 shares.

From December 01, 2006 to April 30, 2007, the Company sold 1,029,000 shares of common stock at a price of $0.10 per share, or a total of $102,900 pursuant to this public offering.

At April 30, 2007, there were no outstanding stock options or warrants.

Note 7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At April 30, 2007, the Company had a net operating loss carryforward of $55,468, which expires $18,400 in 2026 and $37,068 in 2027. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss has not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carryforward in future years. At April 30, 2007, the valuation allowance established against the deferred tax asset is $18,859.

The components of the net deferred tax asset at April 30, 2007 and the statutory tax rate, the effective tax rate, and the amount of the valuation allowance are scheduled below:

April 30, 2007
Net Losses From Inception	$63,343

Less donated rent and services	(7,875)

Net operating loss carryforward for tax purposes	$55,468

Statutory Tax Rate	34%

Effective Tax Rate	0%

Deferred Tax Asset at 34%	$18,859

Valuation Allowance	(18,859)

Net Deferred Tax Asset	$-

Note 8. Commitment

On November 1, 2006, the Company signed a lease agreement for office space. The term of the lease was one year, commencing November 1, 2006 and expiring October 31, 2007. The lease provided for monthly rentals of $522.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 21, 2006, we engaged Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our company's board of directors. Accordingly, we dismissed Moen and Company ("Moen"), Chartered Accountants as our independent registered public accounting firm. Moen advised us they ceased doing business.

The reports of Moen on the consolidated financial statements of the Company as of and for the years ended April 30, 2006 for the period from the date of inception on April 14, 2006, to April 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended April 30, 2006 through the date of dismiss, there were no disagreements with Moen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moen, would have caused Moen to make reference to the subject matter of the disagreement in its reports on the Company's consolidated financial statements for such periods.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

(b)  Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Chen, Xin People’s University, Beijing, China	45	president, principal executive officer, and director

Wen Shi 24-6333 No. 1 Road Richmond, British Columbia Canada V7C 1T4	36	secretary, treasurer, principal financial officer, principal accounting officer, and director

The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Our former president Mr. Song, Xuan has resigned on October 29, 2006.

Background of Officers and Directors

Since July 2004, Mr. Chen has been the owner of Beijing ENET Information Consulting Co. Ltd., located in Beijing, China. Beijing ENET Information Consulting Co. Ltd. is engaged in the business of Telecommunication consulting and program development. From September 1998 to April 2004, Mr. Chen was a project manager for AT&T China, Inc.

Wen Shi has been our secretary, treasurer, principal financial officer, principal accounting officer and director since April 14, 2006. Since July, 2005. Ms. Shi has been president and chief executive officer of EZ LOGISTICS INC. located in Richmond, BC, Canada which is engaged in the business importing and exporting between China and Canada. Ms. Shi graduated from Beijing Broadcasting Institute of TV with a program production art degree in 1991.

Conflicts of Interest

We believe that Mr. Chen and Ms. Shi will not be subject to conflicts of interest since we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

In the event both Mr. Chen and Ms. Shi resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

To our knowledge, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

No Independent Audit Committee

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

No Audit Committee Financial Expert

None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on April 14, 2006 through April 30, 2007, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chen, Xin	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Wen, Shi	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

We have not paid any salaries in 2006 and 2007, and we do not anticipate paying any salaries at any time in 2007. We will not begin paying salaries until we have adequate funds to do so.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Chen, Xin	2007	0	0	0	0	0	0

Wen, Shi	2007	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Ownership [1]	Percentage of Ownership
Chen, Xin People’s University Beijing, China	24.64%

Wen Shi 24-6333 No. 1 Road Richmond, BC Canada V4P 2J4	24.64%

All Officers and Directors as a Group (2 persons)	49.28%

[1]     The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Chen and Ms. Shi are the only "promoters" of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In April 2006, we issued a total of 500,000 shares of restricted common stock to Xuan Song, our former president and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00. We also issued a total of 500,000 shares of restricted common stock to Wen Shi, our secretary and a member of the board of directors. This was accounted for as an acquisition of shares of common stock in the amount of $5.00.

Mr. Song resigned from the Company on October 29, 2006. The Company appointed Mr. Chen, Xin to replace Mr. Song as our President and a member of the board of directors. Mr. Song cancelled his 500,000 shares. The Company issued 500,000 shares of restricted common stock to Mr. Chen, Xin, our current president.

Ms. Wen Shi caused the property, comprised of one, to be staked at a cost of $3,125. The claims were staked by James McLeod for the $3,125. The terms of the transaction with Mr. McLeod were at arm's length and Mr. McLeod was not an affiliate. Mr. Song will transfer the claims to us if mineralized material is found on the claims. Mr. Song will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

Mr. Chen and Ms. Shi are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

As at April 30, 2007, Ms. Shi advanced $42,155 to cover our operational expenses.

PART IV

ITEM 13.  EXHIBITS.

The following exhibits are hereby incorporated by reference:

Exhibit No.	Document Description
3.1	Articles of Incorporation filed as Exhibit 3.1 to a registration statement on Form SB-2 filed with Commission on July 20, 2006
3.2	Bylaws filed as Exhibit 3.2 to a registration statement on Form SB-2 filed with Commission on July 20, 2006
4.1	Specimen Stock Certificate filed as Exhibit 3.2 to a registration statement on Form SB-2 filed with Commission on July 20, 2006
10.1	Trust Agreement between the Company and Mr. Song, Xuan on Form SB-2 filed with Commission on July 20, 2006

The following documents are filed herewith:

Exhibit No.	Document Description
14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

1)   Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$5,000	Michael T. Studer CPA P.C.
2006	$0	Moen and Company LLP

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0
2006	$0

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0
2006	$0

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0
2006	$0

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of July, 2007.

KINGLAKE RESOURCES INC.
BY: CHEN, XIN
Chen, Xin, President and Principal Executive Officer

BY: WEN SHI
Wen Shi, Secretary, Treasurer, Principal
Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, this amended Form SB-2 Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

CHEN, XIN	President, Principal Executive Officer, and a Member of the Board of Directors	July 26, 2007
Chen, Xin

WEN SHI	Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer	July 26, 2007
Wen Shi	and a Member of a Board of Directors