Form 10QSB
period 2007-09-11
KINGLAKE RESOURCES INC.
filed 2007-09-13
CIK 1368256

Form 10QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended July 31, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

KINGLAKE RESOURCES INC.

(Name of small business issuer in its charter)

Commission File Number 000-52760

Nevada	N/A
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

Suite 500-666 Burrard Street, Vancouver, BC,
V6C 3P6 Canada

(Address of principal executive offices, including zip code.)

604-895-7412

(Registrant's Telephone Number, Including Area Code)

The Company is a Shell company: Yes [X]     No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of September 1, 2007, the Company has 2,029,000 shares of common stock outstanding

PART I. - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

Kinglake Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	April 30,
	2007	2007
ASSETS	(Unaudited)
Current Assets
Cash	$89,636	$100,971
Prepaid expenses	-	289
Total Current Assets	89,636	101,260

Mineral claim acquisition costs, less reserve for impairment of
$3,125 and $3,125, respectively	-	-
Total Assets	$89,636	$101,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$11,663	$11,663
Due to related party	42,155	42,155
Total current liabilities	53,818	53,818
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively		-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 2,029,000 and 1,000,000 shares, respectively	20	20
Additional paid-in capital	110,765	110,765
Deficit accumulated during
the exploration stage	(63,343)	(63,343)
Total stockholders' equity (deficiency)	47,442	47,442
Total Liabilities and Stockholders' Equity (Deficiency)	$101,260	$101,260

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended July 31, 2007	Three months ended July 31, 2006	Cumulative during the exploration stage (April 14, 2006 to July 31, 2007

Revenues	$-	$-	$-

Expenses
Donated rent	-	750	1,625
Donated services	-	1,500	6,250
General and administrative	1,624	365	7,231
Mineral property impairment	-	-	3,125
Professional fees	10,000	-	56,736
Total Costs and Expenses	11,624	2,615	74,967
Net Loss	$(11,624)	$(2,615)	$(74,967)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	2,029,000	1,000,000

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period April 14, 2006 (Inception) to July 31, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the	Total Stockholders' Equity
	Shares	Amount	Capital	Development Stage	(Deficiency)
Common stock issued for cash
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	375	-	375
Net loss	-	-	-	(18,775)	(18,775)

Balance, April 30, 2006	1,000,000	10	375	(18,775)	(18,390)
Common stock issued for cash
at a price of $0.10 per share	1,029,000	10	102,890	-	102,900
Donated services and rent	-	-	7,500	-	7,500
Net loss	-	-	-	(44,568)	(44,568)

Balance, April 30, 2007	2,029,000	20	110,765	(63,343)	47,442

Unaudited:
Net loss	-	-	-	(11,624)	(11,624)

Balance, July 31, 2007	2,029,000	$20	$110,765	$(74,967)	$35,818

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three month ended July 31, 2007	Three months ended July 31, 2006	Cumulative during the exploration stage (April 14, 2006 to July 31, 2007)
Cash Flows from Operating Activities
Net loss	$(11,624)	$(2,615)	$(74,967)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,125
Donated services	-	1,500	6,250
Donated rent	-	750	1,625
Changes in operating assets and liabilities
Prepaid expenses	289	-	-
Accounts payable and accrued liabilities	-	(5,625)	11,663
Net cash provided by (used for) operating activities	(11,335)	(5,990)	(52,304)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	-	(3,125)
Net cash provided by (used for) investing activities	-	-	(3,125)
Cash Flows from Financing Activities
Loans from related party	-	23,182	42,155
Proceeds from sales of common stock	-	-	102,910
Net cash provided by (used for) financing activities	-	23,182	145,065

Increase (decrease) in cash	(11,335)	17,192	89,636

Cash, beginning of period	100,971	341	-

Cash, end of period	$89,636	$17,533	$89,636

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

        KINGLAKE RESOURCES INC.
        (An Exploration Stage Company)
        NOTES TO FINANCIAL STATEMENTS
        July 31, 2007
    (Unaudited)

Note 1     Interim Financial Statements

The unaudited financial statements as of July 31, 2007 and for the three months then ended, and for the period April 14, 2006 (inception) to July 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2007 and the results of operations and cash flows for the periods ended July 31, 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended July 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2008. The balance sheet at April 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2007 as included in our report on Form 10-KSB filed July 26, 2007.

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

Note 3.       Related Party Balances/Transactions

At July 31, 2007, the Company is indebted to a director of the company for $42,155, which is non-interest bearing, unsecured and due on demand.

Note 4.       Mineral Properties

In April 2006, the Company, through its President and director, acquired 100% of the rights, title and interest in a mining claim representing 12 contiguous cells in a 3N-4E configuration that represents an area of 603 acres. The property is situated due north of Criss Creek and to the east and above the Deadman River Valley that is located in the South Cariboo Region of British Columbia, Canada. Payment of $3,125 was required to record this mining claim and the claim is in good standing until April 18, 2008. The claim is registered in the name of the President of the Company, who has agreed to hold the claim in trust on behalf of the Company. At April 30, 2006, the claim was deemed to have no value and, accordingly, an impairment loss of $3,125 was charged to operations in the period then ended.

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

Note 6.      Stockholders' Equity

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

From November 30, 2006 to July 31, 2007, the Company sold 1,029,000 shares of common stock for a total of $102,900 pursuant to this public offering.

From inception, no stock options or warrants have been issued.

Note 7.     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At July 31, 2007, the Company had a net operating loss carry forward of $63,967, which expires $15,275 in 2026, $37,068 in 2027 and $11,624 in 2028. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At July 31, 2007, the valuation allowance established against the deferred tax asset is $21,749.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 8.    Commitment

On November 1, 2006, the Company signed a lease agreement for office space. The term of the lease is one year, commencing November 1, 2006 and expiring October 31, 2007. The lease provides for monthly rentals of $522.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material. We have discussed with several geologists, we haven’t signed any consultant agreement as of the end of this quarter. We believe we will start core sampling in September, 2007.

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

Results of Activities

For the Three Months ended July 31, 2007

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property.

As of the date of this report, we have not generated any revenues.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. Ms. Wen Shi has financed operations by loans, totaling $42,155 as of July 31, 2007. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

    In April 2007, the Company sold 1,029,000 shares of common stock for a total of $102,900 pursuant to a public offering.

    At July 31, 2007, the Company is indebted to Ms. Wen for $42,155, which is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

Liquidity and Capital Resources

  As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

  Since inception, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock. . In April 2007, the Company sold 1,029,000 shares of common stock at a price of $0.10 per share, or a total of $102,900 pursuant to a public offering. Ms. Wen Shi covered our initial expenses of $42,155 for incorporation, accounting and legal fees from inception till now. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.
     As of July 31, 2007, our total assets were $89,636 and our total liabilities were $53,818.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 21, 2006, we filed a Post-Effective amendment to our registration statement. On November 30, 2006, the Securities and Exchange Commission declared our Post-effective amendment to our Form SB-2 Registration Statement effective, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share for a period of 270 days from November 30, 2006. There is no underwriter involved in our public offering. As of the date of this report we have sold 1,029,000 shares pursuant to Form SB-2 Registration Statement.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2007.

KINGLAKE RESOURCES, INC.
(the "Registrant")

BY: XIN CHEN
Xin Chen, President, Principal Executive Officer and a Member of the Board of Directors

BY: WEN SHI
Wen Shi, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors