Form 10QSB
period 2007-11-27
KINGLAKE RESOURCES INC.
filed 2007-11-28
CIK 1368256

Form 10QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarter ended October 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 22, 2007, the Company has 2,029,000 shares of common stock outstanding

PART I. - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

Kinglake Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	April 30,
	2007	2007
ASSETS	(Unaudited)
Current Assets
Cash	$61,274	$100,971
Prepaid expenses	-	289
Total Current Assets	61,274	101,260

Mineral claim acquisition costs, less reserve for impairment of
$3,125 and $3,125, respectively	-	-
Total Assets	$61,274	$101,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,521	$11,663
Due to related party	42,155	42,155
Total current liabilities	43,676	53,818
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 0 and 0 shares, respectively		-
Common stock, $0.00001 par value; authorized 100,000,000 shares,
Issued and outstanding: 2,029,000 and 2,029,000 shares, respectively	20	20
Additional paid-in capital	110,765	110,765
Deficit accumulated during
the exploration stage	(93,187)	(63,343)
Total stockholders' equity (deficiency)	17,598	47,442
Total Liabilities and Stockholders' Equity (Deficiency)	$61,274	$101,260

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31, 2007	Three months ended October 31, 2006	Six months ended October 31, 2007	Six months ended October 31, 2006	Cumulative during the exploration stage(April 14, 2006 to October 31, 2007)

Revenues	$-	$-	$-	$-	$-

Expenses
Donated rent	-	750	-	1,500	1,625
Donated services	-	1,500	-	3,000	6,250
General and administrative	7,661	147	9,285	512	14,892
Mineral property impairment	-	-	-	-	3,125
Professional fees	10,559	15,490	20,559	15,490	67,295
Total Costs and Expenses	18,220	17,887	29,884	20,502	93,187
Net Loss	$(18,220)	$(17,887)	$(29,884)	$(20,502)	$(93,187)

Net Loss per share
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Number of common shares used to compute loss per share
Basic and Diluted	2,029,000	1,000,000	2,029,000	1,000,000

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period April 14, 2006 (Inception) to October 31, 2007
(Expressed in US Dollars)

	Common Stock, $0.00001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued for cash
at a price of $0.00001 per share	1,000,000	$10	$-	$-	$10
Donated services and rent	-	-	375	-	375
Net loss	-	-	-	(18,775)	(18,775)

Balance, April 30, 2006	1,000,000	10	375	(18,775)	(18,390)
Common stock issued for cash
at a price of $0.10 per share	1,029,000	10	102,890	-	102,900
Donated services and rent	-	-	7,500	-	7,500
Net loss	-	-	-	(44,568)	(44,568)

Balance, April 30, 2007	2,029,000	20	110,765	(63,343)	47,442

Unaudited:
Net loss	-	-	-	(11,624)	(11,624)

Balance, July 31, 2007	2,029,000	20	110,765	(74,967)	35,818

Net loss	-	-	-	(18,220)	(18,220)

Balance, October 31, 2007	2,029,000	$20	$110,765	$(93,187)	$17,598

See notes to financial statements.

Kinglake Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended October 31, 2007	Six months ended October 31, 2006	Cumulative during the exploration stage(April 14, 2006 to October 31, 2007)

Cash Flows from Operating Activities
Net loss	$(29,844)	$(20,502)	$(93,187)
Adjustments to reconcile net loss to net cash
used for operating activities:
Impairment of mineral claim acquisition costs	-	-	3,125
Donated services	-	3,000	6,250
Donated rent	-	1,500	1,625
Changes in operating assets and liabilities
Prepaid expenses	289	-	-
Accounts payable and accrued liabilities	(10,142)	(7,125)	1,521
Net cash provided by (used for) operating activities	(39,697)	(23,127)	(80,666)
Cash Flows from Investing Activities
Mineral claim acquisition costs incurred	-	(3,125)	(3,125)
Net cash provided by (used for) investing activities	-	(3,125)	(3,125)
Cash Flows from Financing Activities
Loans from related party	-	26,182	42,155
Proceeds from sales of common stock	-	-	102,910
Net cash provided by (used for) financing activities	-	26,182	145,065

Increase (decrease) in cash	(39,697)	3,055	61,274

Cash, beginning of period	100,971	341	-

Cash, end of period	$61,274	$3,396	$61,274

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

KINGLAKE RESOURCES INC.
(An Exploration Stage Company
NOTES TO FINANCIAL STATEMENTS
October 31, 2007
(Unaudited)

Note 1     Interim Financial Statements

The unaudited financial statements as of October 31, 2007 and for the three and six months then ended, and for the period April 14, 2006 (inception) to October 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2007 and the results of operations and cash flows for the periods ended October 31, 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended October 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending April 30, 2008. The balance sheet at April 30, 2007 has been derived from the audited financial statements at that date.

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

Note 3.       Related Party Balances/Transactions

At October 31, 2007 and April 30, 2007, the Company is indebted to a director of the company for $42,155, which is non-interest bearing, unsecured, and due on demand.

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

Note 6.      Stockholders' Equity

On November 30, 2006, the Securities and Exchange Commission declared effective the Company’s Form SB-2 Registration Statement relating to a public offering of up to 2,000,000 shares of common stock at $0.10 per share, or $200,000 total.  The shares were sold for a period of up to 270 days on a “best efforts, all or none basis” as to the first 1,000,000 shares and on a “best efforts basis” as to the remaining 1,000,000 shares.  In the event that 1,000,000 shares were not sold within the 270 days, all money received was to be promptly returned to the subscribers.

From November 30, 2006 to October 31, 2007, the Company sold 1,029,000 shares of common stock for a total of $102,900 pursuant to this public offering.

From inception, no stock options or warrants have been issued.

Note 7.     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At October 31, 2007, the Company had a net operating loss carry forward of $92,329, which expires $15,275 in 2026, $37,068 in 2027 and $29,844 in 2028. Pursuant to SFAS No.109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of the net operating loss have not been recognized in these financial statements because the Company has not determined it to be more likely than not that it will utilize the net operating loss carry forward in future years. At October 31, 2007, the valuation allowance established against the deferred tax asset is $31,392.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 8.    Commitment

On November 1, 2006, the Company signed a lease agreement for office space at monthly rentals of $522 expiring October 31, 2007. The lease has been renewed for an additional year (to October 31, 2008), also at monthly rentals of $522.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material. We have discussed with several geologists, and we have hired one geologist in September 2007. A review of the aeromagnetics of our property shows no apparent anomalies and the geologist recommends no further work on this property.

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

Results of Activities

For the Three Months ended October 31, 2007

We have the right to explore one property. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. To date, we have expended funds to stake the property.

As of the date of this report, we have not generated any revenues.

In April 2006, we issued 1,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $10.00. This was accounted for as an acquisition of shares. Ms. Wen Shi has financed operations by loans, totaling $42,155 as of October 31, 2007. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

        From November 30, 2006 to October 31, 2007, the Company sold 1,029,000 shares of common stock for a total of $102,900 pursuant to a public offering.

        At October 31, 2007, the Company is indebted to Ms. Wen for $42,155, which is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

Liquidity and Capital Resources

      As of the date of this quarterly report, we have yet to generate any revenues from our business activities.

  Since inception, we issued 1,000,000 shares of common stock through an exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of shares of common stock. From November 30, 2006 to October 31, 2007, the Company sold 1,029,000 shares of common stock at a price of $0.10 per share, or a total of $102,900 pursuant to a public offering. Ms. Wen Shi covered our initial expenses of $42,155 for incorporation, accounting and legal fees from inception to October 31, 2007. The amount owed to Ms. Shi is non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

    As of October 31, 2007, our total assets were $61,274 and our total liabilities were $43,676.

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

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 21, 2006, we filed a Post-Effective amendment to our registration statement. On November 30, 2006, the Securities and Exchange Commission declared our Post-effective amendment to our Form SB-2 Registration Statement effective, permitting us to offer up to a maximum of 2,000,000 shares of common stock at $0.10 per share for a period of 270 days from November 30, 2006. There is no underwriter involved in our public offering. As of the date of this report we have sold 1,029,000 shares pursuant to this Form SB-2 Registration Statement.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of November, 2007.

KINGLAKE RESOURCES, INC.
(the "Registrant")

BY: XIN WEI
XIN WEI, President, Principal Executive Officer and a Member of the Board of Directors

BY: WEN SHI
Wen Shi, Secretary, Treasurer, Principal Financial Officer and Principal Accounting Officer and a Member of a Board of Directors