Form 10QSB
period 2008-01-31
KINGLAKE RESOURCES, INC.
filed 2008-03-18
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarterly period ended January 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

KINGLAKE RESOURCES INC.

(Name of small business issuer in its charter)

Commission File Number 000-52760

Nevada	75-3263792
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

Suite 500-666 Burrard Street, Vancouver, BC,
V6C 3P6 Canada

(Address of principal executive offices, including zip code.)

604-642-6149

(Registrant's Telephone Number)

The Company is a Shell company: Yes [ ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of March 17, 2008, the Company has 21,087,000 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

Kinglake Resources Inc.
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2008
(Unaudited)

(Expressed in U.S. Dollars)

ASSETS
Current assets
Cash	$1,314,083
Prepaid expenses	35,314

Total current assets	1,349,397

Total assets	$1,349,397

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$66,723
Amount due to related parties	92,155

Total liabilities	158,878

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
31,587,000 issued and outstanding 21,087,000 shares	211
Additional paid-in capital	1,233,382
Accumulated other comprehensive loss	(4,651)
Deficit	(38,423)

Total stockholders' equity	1,190,519

Total liabilities and stockholders' equity	$1,349,397

(The accompanying notes are an integral part of these consolidated financial statements)

Kinglake Resources Inc.
(A Development Stage Company)
Consolidated Statement of Operations
For the three months and period from inception (June 18, 2007) to January 31, 2008
(Unaudited)
		Period from
	Three months	inception
	ended	(June 18, 2007) to
(Expressed in U.S. Dollars)	January 31, 2008	January 31, 2008

Revenues	$-	$-

Expenses
Accounting and audit fees	28,303	28,303
Administrative and general	1,312	1,313
Consulting fees	3,083	3,083
Legal and professional fees	14,600	14,600
Total operating costs and expenses	47,298	47,299
Loss from operations	(47,298)	(47,299)

Interest income	6,009	8,876

Net Loss	$(41,289)	$(38,423)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)

Number of common shares used to
compute loss per share
Basic and diluted	8,369,609	7,012,110

31,587,000 issued and outstanding 21,087,000 shares
(The accompanying notes are an integral part of these consolidated financial statements)

Kinglake Resources Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from Inception (June 18, 2007) to January 31, 2008
(Unaudited)
					Accumulated
					other	Total
	Common Stock		Additional		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	income	Equity

Balance, Inception (June 18, 2007)	-	$-	$-	$-	$-	$-
Capital contribution			1,287,250			1,287,250
Issuance of shares to acquire Orient Come						-
Holdings Limited	13,000,000	130	(130)			-
Issuance of 2,000,000 shares for finder's fee						-
to acquire Orient Come Holdings Limited	2,000,000	20	(20)			-
Recapitalization upon reverse acquisition of						-
Orient Come Holdings Limited	6,087,000	61	(53,718)			(53,657)
Foreign translation adjustment					(4,651)	(4,651)
Net loss for the period				(38,423)		(38,423)

Balance, January 31, 2008	21,087,000	$211	$1,233,382	$(38,423)	$(4,651)	$1,190,519

31,587,000 issued and outstanding 21,087,000 shares

(The accompanying notes are an integral part of these consolidated financial statements)

Kinglake Resources Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period from Inception (June 18, 2007) to January 31, 2008
(Unaduited)

(Expressed in U.S. Dollars)

Cash flows from (used in) operating activities
Net loss	$(38,423)
Changes in operating assets and liabilities:
Prepaid expenses	(35,314)
Accounts payable and accrued liabilities	66,723
Net cash provided by (used for) operating activities	(7,014)

Cash flows from (used in) financing activities
Capital contribution	1,287,250
Loans from related parties	92,155
Net cash provided by financing activities	1,379,405

Effect of foreign exchange rate	(58,308)

Increase in cash	1,314,083

Cash, beginning of period	-
Cash, end of period	$1,314,083

Supplemental disclosure of cash flow information:
Interest paid	$-
Income tax paid	$-

Non-cash Investing and Financing Activities:
Common stock issued for recapitalization	$130
Common stock issued for finder's fees	$20

31,587,000 issued and outstanding 21,087,000 shares
(The accompanying notes are an integral part of these consolidated financial statements)

KINGLAKE RESOURCES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

1. Nature of Operations and Going Concern

Kinglake Resources Inc. (the “Company”) was incorporated in the State of Nevada on April 14, 2006 and engaged in the business of conducting research in the form of exploration of mineral property. In April 2006, the Company acquired a mineral property located in the Province of British Columbia. In September 2007, the Company dropped the property as a review of the aeromagnetics of the property showed no apparent anomalies and the geologist recommended no further work on this property.

On January 18, 2008, the Company completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007, with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic Of China ("K’s Media") (Note 2). As a result of the share exchange, Orient Come became our wholly-owned subsidiary and the shareholders of Orient Come and/or their designated third parties acquired in the aggregate approximately 62% of our issued and outstanding stock.

As a result of the share exchange, the Company is involved in advertising business that targets at high end consumers in China by placing premium brand advertising in "KTV" clubs on behalf of top-tier consumer products clients. KTV clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At January 31, 2008, the Company has accumulated losses of $23,823 since inception. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2008. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended April 30, 2007 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited interim balance sheet, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at January 31, 2008, and the results of operations and cash flows for the nine months ended January 31, 2008.

3. Reverse Acquisition of Orient Come Holdings Limited

On January 18, 2008, the Company completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007 with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co. (“K’s Media”), a limited liability company organized under the laws of the People's Republic of China ("China"). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the “Orient Come Shareholders”) transferred to the Company all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of the Company’s common stock (the “Acquisition”). As a result of the Acquisition, Orient Come became the Company’s wholly-owned subsidiary and the Orient Come Shareholders and/or their designated third parties acquired in the aggregate approximately 62% of the Company’s issued and outstanding stock. In connection with the Share Exchange Agreement, the Company issued 2,000,000 shares of its common stock as a finder’s fee to a third party.

The Share Exchange Agreement is considered a reverse acquisition with Orient Come effectively assuming control of the Company. The Company (the legal acquirer of Orient Come) in substance is the accounting acquiree and Orient Come (the legal acquiree of the Company) is the accounting acquirer. As the Company effectively controls K’s Media through the Business Cooperation Agreement, it is deemed to be a subsidiary of the Company under FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46 (R)”) and Emerging Issue Task Force 97-2 (“EITF 97-2”): Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

Concurrent with the Share Exchange Agreement, The Company entered into a series of agreement with K’s Media or the shareholders’ of K’s Media as follows:

(a) Escrow Agreement

The Company entered into an Escrow Agreement (“Escrow Agreement”) with K’s Media and shareholders of K’s Media. Pursuant to the Escrow Agreement, the Escrow Shares will be deposited or held in an escrow account with an escrow agent. 7,875,000 (75% of 10,500,000) of the Escrow Shares are being held as security for the achievement of $2,118,789 of our audited signed sales from K’s Media’s operations results for the fiscal year 2008 (the “2008 Performance Threshold”) and $15,980,447 of our audited signed sales from K’s Media’s operations results for the fiscal year 2009 (the “2009 Performance Threshold”), and $36,929,605 of our audited signed sales from K’s Media’s operations results for the fiscal year 2010 (the “2010 Performance Threshold”). If K’s Media achieved each of the 2008, 2009 and 2010 Performance Threshold, one third of the Escrow Shares will be released to shareholders of K’s Media every year for a total of 3 years. If Performance Threshold is not achieved, a number of Escrow Shares (such number to be determined by the formula set forth in the Escrow Agreement) will be returned to the Company for cancellation. Upon the termination of the Escrow agreement, any and all Escrow shares remaining in the Escrow account shall be returned to the Company for cancellation.  The remaining 2,625,000 (25% of 10,500,000) of the Escrow Shares are issuable to a third party service provider and are being held as security for K's Media entering into advertising agreements with KTV clubs facilitated by the service provider. If at the end of fiscal year 2008 the service provider has signed up less than 300 KTV clubs under advertising agreements with K's Media, then 60% of the 2,625,000 shares shall be cancelled.  If at the end of fiscal year 2009 and fiscal year 2010 the service provider has facilitated less than 600 advertising agreements per each year, then 20% of the 2,625,000 shares shall be cancelled respectively.

(b) Business Cooperation Agreement

Pursuant to the provisions of the Business Cooperation Agreement, K’s Media retained the services of Orient Come in relation to the current and proposed operations of K's Media’s business in China ("Orient Come’s Services").  Under the Business Cooperation Agreement, K’s Media will remit a quarterly consulting fee, equal to 80% of its quarterly revenues after deduction of direct operating costs, expenses and taxes in consideration of Orient Come's Services.

(c) Exclusive Option Agreements

An Exclusive Option Agreements entered into by and the Company, shareholders of K’s Media and K’s Media dated December 23, 2007, the shareholders of  K’s Media, irrevocably granted to the Company or its designated party an exclusive option to purchase, to the extent permitted by China law, a portion or all of their respective equity interests in  K’s Media for a purchase price of $100. The Company or its designated party has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a twenty-year term, subject to renewal at the Company’s election.

(d) Equity Pledge Agreements

A series of Equity Pledge Agreements entered into by and among the Company, K’s Media and shareholders of K’s Media dated December 23, 2007, the shareholders of K’s Media pledge, all of their equity interests in K’s Media to guarantee the performance of K’s Media in its obligations under the Exclusive Business Cooperation Agreement. If K’s Media or any of its shareholders breaches his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, the Company, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The shareholders of K’s Media agree not to dispose of the pledged equity interests or take any actions that would prejudice the Company’s interest, and to notify the Company of any events or upon receipt of any notices which may affect the Company’s interest in the pledge. Each of the equity pledge agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

On February 22, 2008 Orient Come assigned its rights and obligations under the Business Cooperation Agreement to K's Media Broadcasting Cultural Co. Ltd. ("K's Media Broadcasting") pursuant to an Assignment Agreement dated February 22, 2008 (the "Assignment Agreement").  Under the Assignment Agreement, Orient Come assigned all of its right, title and interest in and to the Business Cooperation Agreement and K’s Media Broadcasting agreed to assume all of Orient Come's obligations under the Business Cooperation Agreement.  K's Media Broadcasting, a company organized under the laws of China, is a wholly owned subsidiary of the Company.

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

5. Capital Stock

(a) Preferred Stock - Terms and Conditions

The preferred stock may be divided into, and issued, in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

(a)	The rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b)	Whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c)	The amount payable upon shares in the event of voluntary or involuntary liquidation;

(d)	Sinking fund or other provisions, if any, for the redemption or purchase of shares;

(e)	The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

(f)
Voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with the common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and,

(g)
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

(b) Common Stock

On November 30, 2006, the Securities and Exchange Commission declared effective the Company's Form SB-2 Registration Statement relating to a public offering of up to 6,000,000 shares of common stock at $0.0333 per share, or $200,000 total. The shares are being sold for a period of up to 270 days on a "best efforts, all or none basis" as to the first 3,000,000 shares and on a "best efforts basis" as to the remaining 3,000,000 shares.

On December 10, 2007, the Company effectuated a 3 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

From December 01, 2006 to January 31, 2008, the Company sold 3,087,000 shares of common stock at a price of $0.0333 per share, or a total of approximately $102,900 pursuant to this public offering.

On January 2008, the Company issued 13,000,000 common shares under the Share Exchange Agreement for the reverse acquisition of Orient Come Holdings Ltd. (Note 3) and has reserved 10,500,000 common shares into escrow under the Escrow Agreement (Note 3).

(c) Stock Options and Share Purchase Warrants

During the period ended January 31, 2008, there were no stock options or share purchase warrants issued, exercised or cancelled.

At January 31, 2008, there were no outstanding stock options or warrants.

6. Related Party Balances/Transactions

At January 31, 2008 and April 30, 2007, the Company is indebted to a director of the company for $92,155 and $42,155 respectively, which is non-interest bearing, unsecured, and due on demand.

The Company paid consulting fees of $2,907 to a related party during the period ended January 31, 2008

7. Commitment

On May 1, 2007, the Company signed a lease agreement for office space at monthly rentals of $300 plus taxes expiring May 31, 2008. The lease agreement will be automatically extended for an additional year to May 31, 2009 until brought to an end by the Company or the landlord.

8. Operating Risk

The Company has determined that there are risks associated with entering into transactions with entities based in the People's Republic of China ("PRC") such as K's Media. Such risks include:

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator's license for advertising business operations.

Substantially all of the Company's operations, post acquisition, will be conducted through their contractual arrangements with K's Media. Though PRC regulations currently permit 100% foreign ownership of companies that provide advertising services, any foreign entities that invest in the advertising services industry are required to have at least three years of direct operations in the advertising industry outside of China. In addition, PRC regulations currently prohibit foreign investment in the production and operation of any non-advertising content. The Company does not currently directly operate an advertising business outside of China and thus cannot qualify under PRC regulations until three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period of time. Accordingly, the Company is currently ineligible to apply for the required licenses for providing advertising services in China.

Under the Equity Pledge Agreements, the shareholders of K's Media pledged their equity interests the Company. This pledge was duly created by recording the pledge on the Company's register of shareholders in accordance with the PRC Security Law, and is currently effective. According to the PRC Property Rights Law, however, the effectiveness of such pledge will depend on whether the pledge is registered with the relevant administration for industry and commerce in the PRC. The Company anticipates registering such pledge when the administration for industry and commerce implements registration procedures in accordance with the PRC Property Rights Law in the future. Although the Company believes that they will be able to register the pledge, there cannot be assurance that it will be able to do so.

If the Company or Chinese Advertisement Company are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including those that which regulates advertising companies would have broad discretion in dealing with such violations, including:

      (i)   revoking the business and operating licenses of K's Media and their affiliates;

(ii)	discontinuing or restricting our PRC subsidiaries' and affiliates' operations;

(iii)	imposing conditions or requirements with which the Company, K's Media and their affiliates may not be able to comply with;

(iv)	requiring the Company, K's Media and their affiliates to restructure the relevant ownership structure or operations

The imposition of any of these penalties would result in a material and adverse effect on the Company's ability to conduct our business.

Many of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit the Company's ability to enforce these contractual arrangements, which may make it difficult to exert effective control over our K's Media.

Under PRC law, arrangements and transactions among related parties may be audited or challenged by the PRC tax authorities. If any of the transactions that the Company has entered into with K's Media are found not to be on an arm's-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to assess penalties.

Substantially all of the Company's assets subsequent to the Acquisition will be located in the PRC and substantially all of the Company's revenues will be derived from operations in the PRC.

Accordingly, the Company's business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments of China. The Chinese economy differs from the economies of most developed countries in many respects, including: (i) the amount of government involvement, (ii) the level of development, (iii) the growth rate, (iv) the control of foreign exchange, and (v) the allocation of resources

The Company and K's Media operate in the PRC. Fluctuations in exchange rates with the PRC may have a material adverse effect on the Company's financial position. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an average approximately 8.0% appreciation of the RMB against the U.S. dollar between July 21, 2005 and June 30, 2007. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

We are a development stage Corporation and have not yet generated or realized any revenues from our business operations.

On January 18, 2008 (the "Closing Date"), Kinglake Resources, Inc., (the "Registrant" or the "Company") completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007, with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic Of China ("Chinese Advertising Company" or “K's Media").  Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to us all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of our common stock (the "Acquisition"). As a result of the Acquisition, Orient Come became our wholly-owned subsidiary and the Orient Come Shareholders and/or their designated third parties acquired in the aggregate approximately 62% of our issued and outstanding stock.

In connection with the Share Exchange Agreement we issued 2,000,000 shares of our common stock to Sino Return Holdings Limited, a non-affiliate party as finder's fee.

On February 22, 2008 Orient Come assigned its rights and obligations under the Business Cooperation Agreement to K's Media Broadcasting Cultural Co. Ltd. ("K's Media Broadcasting") pursuant to an Assignment Agreement dated February 22, 2008 (the "Assignment Agreement").  Under the Assignment Agreement Orient Come assigned all of its right, title and interest in and to the Business Cooperation Agreement and K's Media Broadcasting agreed to assume all of Orient Come's obligations under the Business Cooperation Agreement.  K's Media Broadcasting, a company organized under the laws of the People's Republic of China, is a wholly owned subsidiary of the Company.

Our current corporate structure is set forth below:

Prior to the Acquisition, we were a public "shell" company with nominal assets. We were incorporated in the State of Nevada in April 14, 2006 and engaged in the business of conducting research in the form of exploration of our mining interest. In September 2007, a review of the aeromagnetics of our property shows no apparent anomalies and the geologist recommend no further work on this property. Our management then began to pursue an acquisition strategy, whereby we sought to acquire businesses that provide room for growth.

As a result of the acquisition, we will engage in media and advertising throughout China.  The Chinese Advertising Company is an emerging media company that targets high end consumers in China by placing premium brand advertising in "KTV" clubs on behalf of top-tier consumer products clients. KTV clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.

Concurrent with the Share Exchange Agreement, Orient Come, our wholly-owned subsidiary has signed a Business Cooperation Agreement with the Chinese Advertisement Company. We do not have an equity interest with the Chinese Advertisement Company. In order to meet ownership requirements under Chinese law, which restricts foreign companies with less than three years of operation history in advertising industry from operating in the advertising industry in China, we and Orient Come executed a series of exclusive contractual agreements. These contractual agreements allow us to, among other things, to secure significant rights to influence the Chinese Advertisement Company's business operations, policies and management, approve all matters requiring shareholder approval, and the right to receive 80% income earned by the Chinese Advertisement Company. In addition, to ensure that the Chinese Advertisement Company and its shareholders perform their obligations under these contractual arrangements, the shareholders have pledged to Orient Come all of their equity interests in the Chinese Advertisement Company. At such time that current restrictions under People's Republic Of China (PRC) law on foreign ownership of Chinese companies engaging in the advertising industry in China are lifted, or we have acquired a non-Chinese advertisement company that has over three years operation in advertising industry ("Qualified Advertising Subsidiary"), Orient Come may exercise its option to purchase the equity interests in the Chinese Advertisement Company and transfer the ownership to the Qualified Advertising Subsidiary. Orient Come later assigned its rights and obligations under the Business Cooperation Agreement to K's Media Broadcasting Cultural Co. Ltd., another wholly owned subsidiary of the Company incorporated in People's Republic Of China.

The Chinese Advertising Company intends to sign advertising agreements with companies in the cosmetics, beverage, automobile and other consumer goods sectors. K's Media also intends to sign advertisement placement agreements with top KTV chains in Beijing, Shanghai, Guangzhou, Shenzhen, Hangzhou and other major Chinese cities. K's Media will then promote its clients brands at the KTV clubs via advertising and promotional events.  K's Media intends to sign agreements with several hundred top-ranked KTV clubs representing thousands of KTV screens.  Main club targets initially will be large flagship KTV clubs in Beijing, Shanghai, Guangzhou and other large cities.  Advertisements will be placed on screens in each room of each KTV club signed by K's Media.  A critical component of K's Media's marketing and distribution to KTV clubs is its partnership with Shine MultiMedia Co., Ltd. ("Shine"), one of the China's largest KTV VOD (video on demand) system distributors with deals in over 3,000 KTV clubs and more than 100,000 KTV rooms in China. Shine will bundle K’s Media's proprietary CRM software with its VOD system and also pursue advertising agreements with the KTV clubs on behalf of K's Media.  The parties have entered into the Service Agreement whereby Shine will arrange exclusive agency contracts between K's Media and KTV clubs.  Shine will also install and maintain advertisement equipment at the KTV clubs during the terms of the contracts.  K's Media will supplement Shine's marketing efforts with its own team of KTV agents that will be responsible for signing up KTV clubs, renewing contracts, and providing other follow-up services such as media channel maintenance and ad placements.  Shine will receive a fee from K's Media for each contract executed and monthly maintenance fee for services provided by Shine over the term of each contract.
A copy of the Service Agreement between Shine and K's Media dated as of December 23, 2007 is incorporated herein by reference and is filed as an Exhibit to this quarterly report.

Our ability to generate revenues from advertising sales largely depends upon our ability to provide a large network of KTV screens that show our programs in KTV clubs, which requires us to obtain Ad Licensing rights contracts to operate in KTV clubs.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

The capital raised from the issuance of our common stock to Orient Come will enable the Company to sustain for a year so that it won't need to raise cash in the next 12 month. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

The number of employees in the Chinese advertisement company expects to be 19 people by the end of the second quarter of the year ended April 30, 2009 and will increase to about 28 people by the end of 2009. The number of employees in the public company won't change.

Result of Activities for the period ended January 31, 2008

Cash was $1,314,083 at January 31, 2008, an increase of $1,252,809 compared to last quarter. The increase was mainly due to the acquisition of Orient Come which has approximately $1,300,000 cash in its account.

Expense was $47,298 compared to $18,220 of last quarter. The change was due to increased consulting fees, accounting, legal and audit fees caused by activities related to the acquisition of Orient Come.

As of January 31, 2008, our total assets were $1,349,397 and our total liabilities were $158,878.
.

Liquidity and Capital Resources

The Company is indebted to Ms. Wen Shi, a former director and officer for $92,155, which is a non-interest bearing, unsecured and due on demand. Further the agreement with Ms. Shi is oral and there is no written document evidencing the agreement.

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

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected, or are likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 18, 2008, we issued 13,000,000 shares of our restricted common stock to the Orient Come Shareholders' designated parties. We issued 2,000,000 shares of our restricted common stock to Sino Return Holdings Limited, a non-affiliate party as finder's fee. In connection with the Share Exchange Agreement, we issued an aggregate of 10,500,000 shares, to be held in escrow, of our restricted common stock to the Shareholders of K's Media. These Escrow Shares had been deposited into an escrow account with an escrow agent. We received in exchange from the Orient Come's Shareholders, 2 shares of Orient Come, representing 100% of the issued and outstanding shares of Orient Come. This exchange resulted in Orient Come becoming our wholly-owned subsidiary. We relied on the status of Orient Come and all the designated parties by Orient Come’s shareholders as an offshore entity, incorporated in the British Virgin Islands, in claiming an exemption from registration of the shares under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act") in the sale of 13,000,000 of the shares to Orient Come Shareholders' designated parties and the 2,000,000 shares to Sino Return Holdings Limited. We relied on the status of Shareholders of K's Media, an offshore entity, incorporated under the Laws of the Peoples Republic of China, in claiming an exemption from registration of the shares under Regulation S promulgated under the Securities Act in the sale of 10,500,000 of the shares, held in escrow, to Shareholders of K's Media. The certificates representing the shares contain legends restricting their transferability.

ITEM 6.    EXHIBITS.

The following documents are included herein:
Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.
10.5	Service Agreement between K's Media and Shine Multimedia Co., Ltd., Dated as of December 23, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2008.

KINGLAKE RESOURCES, INC.
(the "Registrant")

BY: Ke Wang
Ke Wang Chairman