Form 10-K
period 2008-04-30
K's Media
filed 2008-08-12
CIK 1368256

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUALLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended April 30, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

 Commission File Number 000-52760

K'S MEDIA

(Exact name of Registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10/F Building A, G.T. International Tower, ChaoYang District, Beijing, China

(Address of Principal Executive Offices)  (Zip Code)

86-10-5921-2230

(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.00001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [    ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [    ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller Reporting Company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sale price on July 17, 2008 was approximately $98 million, and as of the end of the registrant's most recently completed second fiscal quarter was approximately $98 million.

The number of shares of the registrant common stock issued and outstanding as of August 4, 2008 was 33,303, 667 and 22,803,667 respectively.

PART I

ITEM 1. BUSINESS

Background and Business of the Company

K]s Media engages in media and advertising throughout the country of China, targeting consumers by placing premium brand advertising in "KTV" clubs on behalf of consumer products clients. KTV clubs are entertainment establishments that rent private rooms containing karaoke singing equipment, and are popular throughout Asia.  In this report, the terms "we," "us," "our," "Company" and "K's Media" mean K's Media and its subsidiaries.

We were incorporated under the name "Kinglake Resources, Inc." in the State of Nevada on April 14, 2006. Prior to a reverse merger transaction effected on January 18, 2008, we were a public “shell” company with nominal assets and engaged in the business of exploration of mining properties in North America. In September 2007, following a review of an aeromagnetic survey of our mineral target and our belief the property included no material anomalies, our management began to pursue the acquisition of another enterprise.

We entered into a Share Exchange Agreement, which we refer to as the Share Exchange Agreement, on December 23, 2007 with Orient Come Holdings Limited, a company organized under the laws of the British Virgin Islands, or Orient Come, and Beijing K's Media Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic of China, or the Chinese Advertisement Company.  Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come transferred to us all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of our common stock, which transaction we refer to as the share exchange. As a result of the share exchange, Orient Come became our wholly-owned subsidiary and the shareholders of Orient Come acquired in the aggregate approximately 62% of our issued and outstanding stock.  Also as part of the share exchange, 10,500,000 shares of our common stock were newly issued and delivered to an escrow agent.  A portion of these shares may be released on each of the three subsequent anniversary dates of the share exchange to the shareholders of the Chinese Advertisement Company, depending on the satisfaction by the Chinese Advertisement Company of certain sales objectives.  In February 2008 we changed our name to "K's Media.”

Under the terms of the Escrow Agreement executed in connection with the share exchange, a total of 7,875,000, or 75%, of the escrowed shares are being held pending the Chinese Advertisement Company's achievement of certain sales objectives on the three subsequent anniversary dates of the Escrow Agreement.  On the first anniversary date, a maximum of 2,625,000 escrowed shares will be released upon achievement of at least $1,900,000 in signed sales. If less than $1,900,000 but at least $1,059,000 in signed sales is achieved, the number of escrowed shares to be released will be equal to 2,625,000 shares multiplied by the ratio of actual signed sales over $1,900,000.  If signed sales are less than $1,059,000, no escrowed shares will be released. On the second anniversary date, a maximum of 2,625,000 escrowed shares will be released upon achievement of at least $14,380,000 in signed sales. If less than $14,380,000 but at least $7,990,000 in signed sales is achieved, the number of escrowed shares to be released will be equal to 2,625,000 shares multiplied by the ratio of actual signed sales over $14,380,000.  If signed sales are less than $7,990,000, no escrowed shares will be released.  In addition, if no escrowed shares were released on the first anniversary because signed sales were less than $1,059,000, some of these shares may be released on the second anniversary if at least $14,380,000 in signed sales is achieved in the second year.  In that event, the number of escrowed shares from the first year to be released will be equal to 2,625,000 shares multiplied by the ratio of actual signed sales over $1,900,000.  On the third anniversary date, a maximum of 2,625,000 escrowed shares will be released upon achievement of at least $33,230,000 in signed sales. If less than $33,230,000 but at least $18,460,000 in signed sales is achieved, the number of escrowed shares to be released will be equal to 2,625,000 shares multiplied by the ratio of actual signed sales over $33,230,000.  If signed sales are less than $18,460,000, no escrow shares will be released. Subsequent to the third anniversary date, all escrowed shares not released will be returned to the Company.

The remaining 2,625,000 (25%), escrowed shares are issuable to an affiliate of Shine MultiMedia Co., Ltd., or Shine, a provider of services to the Company, and are being held pending the Company’s entering into advertising agreements with KTV clubs as facilitated by the affiliate.  On the first anniversary date, 1,575,000 (60%) of the 2,625,000 escrowed shares held for this purpose will be released if the affiliate has signed up more than 600 KTV clubs during the year under advertising agreements with the Company.  If between 300 and 600 KTV clubs have signed advertising agreements with the Company the number of shares released will be reduced on a pro rata basis.  If less than 300 KTV clubs have signed advertising agreements with the Company, then 1,575,000 (60%) of the escrowed shares will be released to the Company, and the affiliate will no longer be entitled to the shares.  On the second and third anniversaries, 525,000 (20% each year) of the escrowed shares will be released if the affiliate has signed up more than 600 KTV clubs during the respective year under advertising agreements with the Company.  If between 300 and 600 KTV clubs have signed advertising agreements during the year the number of shares to be released will be reduced on a pro rata basis.  If less than 300 KTV clubs have signed advertising agreements with the Company during each of those years, then 525,000 (20% per year) of the escrowed shares will be returned to the Company, and the affiliate will no longer be entitled to the shares.

We do not have a direct material equity interest in the Chinese Advertisement Company. In order to meet ownership requirements under Chinese law, which restrict foreign companies with less than three years of operating history in the advertising industry from operating in the advertising industry in China, we and Orient Come executed a series of exclusive contractual agreements with the Chinese Advertisement Company and its shareholders.  These contractual agreements are designed to provide us with significant rights over the Chinese Advertisement Company’s business operations, policies, and management.  These agreements include a Business Cooperation Agreement, an Equity Pledge Agreement, and an Option Agreement, each dated as of December 23, 2007, and we refer to those agreements by those names in this Annual Report on Form 10-K.

    Under the Business Cooperation Agreement, Orient Come has agreed to provide business consulting services to the Chinese Advertisement Company in return for a consulting services fee.  The consulting services fee entitles Orient Come to 80% of the Chinese Advertisement Company’s revenues after deduction of direct operating costs, expenses, and taxes.  The term of the Business Cooperation Agreement is 20 years, but the agreement may be terminated earlier if (i) Orient Come or the Chinese Advertisement Company becomes bankrupt, subject to proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay debts as they become due; or (ii) the business license or any other license or approval material for the business operations of the Chinese Advertisement Company is terminated, canceled, or revoked.

Under the Business Cooperation Agreement, the Company has also agreed to guarantee up to $1.3 million of the Chinese Advertisement Company’s financial obligations.

The Equity Pledge Agreement is intended to secure payment of the consulting services fee under the Business Cooperation Agreement.  Under the Equity Pledge Agreement the shareholders of the Chinese Advertisement Company have pledged to Orient Come all of their equity interest in the Chinese Advertisement Company as security for the payment of the consulting services fee.  Among other things, if the Chinese Advertisement Company (i) fails to pay the consulting services fee; (ii) becomes incapable of paying its debts; or (iii) breaches one of the many negative covenants in the agreement (discussed below) Orient Come is entitled to certain remedies.  Specifically, Orient Come may demand payment of the consulting services fee from the Chinese Advertisement Company’s shareholders or Orient Come may transfer the equity interest of the Chinese Advertisement Company’s shareholders to itself and vote, control, sell, or dispose of those shares.  The Equity Pledge Agreement remains in effect until the Business Cooperation Agreement is fully satisfied.

Under the Option Agreement, the shareholders of the Chinese Advertisement Company irrevocably granted Orient Come an option to purchase all equity interests owned by those shareholders at any time for $100 (unless Chinese law requires appraisal of equity interests or stipulates other restrictions on the purchase price of equity).  The term of the Option Agreement is 20 years, but it may be terminated earlier if (i) Orient Come or the Chinese Advertisement Company becomes bankrupt, subject to proceedings or arrangements for liquidation or dissolution, ceases to carry to carry on business, or becomes unable to pay debts as they become due; or (ii) the business license or any other license or approval material for the business operations of the Chinese Advertisement Company is terminated, canceled, or revoked.

Each of the agreements discussed above contain negative covenants that are designed to provide the Company with certain rights.  Among other things, these covenants collectively require the Chinese Advertisement Company or its shareholders to obtain the written consent of Orient Come before (i) selling, transferring, or encumbering business assets and income; (ii) providing guarantees or incurring extraordinary debt; (iii) entering into material agreements; (iv) making loans, providing credit, or making investments; (v) entering into mergers, consolidations, or a sale of assets transaction; (vi) winding up, liquidating, or dissolving; (vii) issuing, purchasing, or redeeming equity or debt securities; (viii) paying dividends or other distributions to shareholders; (ix) making capital expenditures; (x) amending the articles of association; or (xi) transferring or assigning equity interests.  Under these agreements the Company has also obtained the right to stipulate those persons to be appointed as members of the board of the Chinese Advertisement Company.

At such time as current restrictions under People's Republic Of China (PRC) law on foreign ownership of Chinese companies engaging in the advertising industry in China are lifted, or we have acquired a non-Chinese advertisement company that has over three years of operating experience in the advertising industry, which we refer to as a qualified advertising subsidiary, Orient Come may exercise its option to purchase the equity interests in the Chinese Advertisement Company and transfer the ownership to the qualified advertising subsidiary.

On February 22, 2008, Orient Come assigned all of its right, title, and interest in and to the Business Cooperation Agreement to Beijing K's Media Broadcasting Ltd. Co., or K’s Media Broadcasting, a company organized under the laws of the People’s Republic of China and a wholly owned subsidiary of the Company in order to implement the Agreement more efficiently.

Our current corporate structure is set forth below:

As a result of the share exchange and our relationship with the Chinese Advertisement Company, we began to engage in media and advertising activities throughout China.

Industry and Market Overview

Business Overview

We are an emerging media company that targets mid to high-income consumers in China by placing premium brand advertising in "KTV" clubs on behalf of consumer products clients. KTV clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.  We believe that attempts to reach mid to high-income consumers through traditional advertising channels with powerful and visually appealing presentations can be costly and inefficient, and we believe that advertising on selected KTV screens offers a way to effectively target a captive audience of influential top earners.

The Chinese Advertisement Company, a party to the Business Cooperation Agreement and the entity that operates the KTV advertising business subject to our contractual control, was incorporated in China in October, 2007. Under our direction, the Chinese Advertisement Company targets consumer products companies in the cosmetics, beverage, automobile, and other consumer goods sectors, and seeks to enter into advertising agreements with those companies. The Chinese Advertisement Company seeks to sign advertisement placement agreements with top KTV chains in Beijing, Shanghai, Guangzhou, Shenzhen, Hangzhou, and other major Chinese cities. Upon execution of advertisement placement agreements, the Chinese Advertisement Company will then promote its clients’ brands at the KTV clubs via advertising and promotional events.

According to its April 2007 report, China Advertising Industry Forecast Report, 2007-2010, issued by Research in China, in the first half of 2006 revenues generated in the Chinese advertising sector were RMB 155.5 billion (approximately $20 billion per half year, at the current exchange rate), and the Chinese advertising market is expected to grow at a rate of up to 19% per year.

Services

Under our direction, the Chinese Advertisement Company will provide advertisements to its target audience at KTV clubs. Through its proprietary software, we believe the Chinese Advertisement Company will be able to offer a sustainable, highly efficient, and measurable media system to its advertiser clients.  The Chinese Advertisement Company will reach the target audience by (a) presenting commercials on KTV screens, and (b) staging promotional activities at KTV clubs.  In the near term, companies and brands advertised will be primarily from the consumer goods segment, including companies in the beverage, automobile, cosmetic, and automobile sector.

The Chinese Advertisement Company develops advertising videos of varying lengths, generally 15 to 30 seconds each. We believe there are numerous times at which the Chinese Advertisement Company may effectively place the advertisements, including early in a session when KTV attendees are preparing for their event, between songs and performances, and after the conclusion of performances. With our informal, internal research indicating that KTV sessions typically lasting one hour or more, we believe there is ample opportunity to display the advertisements to high-income consumers who lead busy lifestyles and are not otherwise easily presented with other channels of advertising.

The Chinese Advertisement Company will also undertake promotional activities in lobbies and common areas of KTV clubs. This may include product sampling of cosmetics and beverages, displays or raffling of luxury items like jewelry and automobiles, and distribution of posters and leaflets.

Market

China's advertising market is one of the largest and fastest-growing in the world. According to Zenith Optimedia, advertising spending in China grew at a compound annual growth rate (CAGR) of 16.4% between 2000 and 2005. Zenith Optimedia forecasts strong sustained growth, with a projected CAGR of 18.1% from 2005 to 2009, which would result in $20.6 billion of advertising expenditures in China per year.

The growth of China’s advertising industry is being driven by a number of factors, including rapid and sustained economic growth in China, growth in consumer spending, and relatively low historical levels of advertising spending in China per capita and as a percentage of China’s gross domestic product.  As reported by CTR Market Research Co., Ltd., total advertising funds spent by a significant portion of our target market - cosmetics, automobiles, bank ads, and alcohol - was approximately $3 billion in 2006. According to Research in Motion, advertising was higher on cosmetics/bath products than on any other segment, while ad spending on growing fastest on beverages, at 55%.

As reported by CTR Market Research Co., Ltd., the market share of traditional media in China, such as newspaper, radio, and television, is decreasing as advertisers seek new advertising vehicles that can segment and reach desired advertisers. We believe that advertising in KTV clubs is an innovative and unique approach.

Marketing Strategy

Our marketing strategy involves two primary components:  (a) signing companies with premium brands as advertiser clients; and (b) signing contracts with selected KTV clubs as advertising distribution outlets.

We believe our business model offers advertisers an alternative media channel with significant coverage of high-income consumers. As selling points to these potential advertisers, we will focus on our reach into KTV clubs, the novelty of KTV clubs as a non-traditional form of advertising, the demographics of customers of the KTV clubs selected by us, the receptive conditions in KTV clubs to advertising effectiveness, our proprietary software that enables reliable ad tracking, and a low “cost-per-thousand” rate compared to other forms of advertising.

Advertisers can be approached by our in-house advertising sales team as well as through advertisement agents. We have recruited senior professionals from international advertising companies, as well as sales representatives from top new media companies.  Main club targets initially will be large flagship KTV clubs in Beijing, Shanghai, Guangzhou and other large cities.

We will select KTV clubs that are frequented by persons with relatively high income with active lifestyles. Especially attractive are KTV clubs that appeal to the top 5% of China's population based on income, with annual income of $70,000 or greater. We will target KTV clubs that cater primarily to this demographic of customer.

According to data from China's National Statistics Bureau, surveys of KTV managers and data from a KTV song ordering system in 2007 in the 10 largest cities of China there were 1,665 mid-high end KTV clubs with a total of approximately 60,000 rooms. Based on the same surveys, the average spending per room was approximately $660 per day.

A critical component of our marketing and distribution to KTV clubs is our partnership with Shine. Shine is one of China’s largest KTV VOD, or video on demand, system distributors with karaoke systems in over 3,000 KTV clubs and more than 100,000 KTV rooms in China. Shine will bundle the Chinese Advertisement Company’s proprietary Customer Relationship Management (“CRM”) software with its VOD system and pursue advertising agreements with the KTV clubs on our behalf.  We have entered into a 10 year exclusive service cooperation agreement whereby Shine will arrange exclusive agency contracts between us and KTV clubs.  Shine will also install and maintain advertisement equipment at the KTV clubs during the term of the service cooperation agreement.  We will supplement Shine's marketing efforts with our own team of KTV agents that will be responsible for signing up KTV clubs, renewing contracts, and providing other follow-up services such as media channel maintenance and ad placements.  Shine will receive a fee from us for each contract executed and a monthly maintenance fee for services provided by Shine over the term of each contract.

Competition

We face significant competition in the Chinese advertising industry. We will compete for advertising clients primarily on the basis of network size and coverage, location, price, the quality of our programs, the range of services that we offer, and brand recognition. We compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard. and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines, and radio. We also compete for advertising dollars spent in the advertising industry. We may also face competition from new entrants into advertising spaces in the future, including competitors that seek to advertise in the KTV market.

Intellectual Property

We have developed a proprietary advertising management system, which we refer to as CRM, which provides automated advertisement publishing, automated broadcast monitoring, and automated collection of statistical data.  We have not filed for any intellectual property protection for our CRM and do not currently intend to do so in the foreseeable future.

Regulation

We carry on our business in an industry that is subject to significant regulation under the laws of China.  Our ability to generate revenues from advertising sales depends largely upon our ability to provide a large network of KTV screens that show our programs in KTV clubs. This, in turn, requires that we obtain advertising license rights contracts.  Advertising licensing rights contracts have a term of five years and can be renewed upon termination, subject to certain conditions. There can be no assurance we will be able to retain our advertising licensing rights contracts for our KTV screens or programs on exclusive or satisfactory terms, or at all. If we fail to retain our advertising licensing rights contracts or enter into new advertising licensing rights contracts, our business and operations could be materially and adversely affected.

On May 22, 2006, the State Administration for Industry and Commerce, or the SAIC, amended the Provisions on the Registration Administration of Outdoor Advertisements, or the new outdoor advertisement provisions. Pursuant to the new outdoor advertisement provisions, outdoor advertisements must be registered in accordance with the local SAIC by “advertising distributors.” However, certain terms are not defined under the new outdoor advertisement provisions or other Chinese laws and regulations.  To ensure that our KTV advertising operations comply with the applicable Chinese laws and regulations, we are in the process of making inquiries with the local SAICs in the cities in which we intend to operate with respect to the application for an advertising registration certificate.  We intend to register with the relevant SAICs if we are required to do so, but we can provide no assurance that we will obtain the registration certificate in compliance with the new outdoor advertisement provisions, or at all. If the requisite registration is not obtained, the relevant local SAICs may require us to forfeit our advertising income or may impose administrative fines on us. They may also require us to discontinue advertisements at KTV clubs where the requisite advertising registration is not obtained, which may result in a breach of one or more of our agreements with our advertising clients and materially and adversely affect our business and results of operations.

China’s advertising laws and regulations require advertisers, advertising operators, and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements, and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator’s license for advertising business operations.

As an advertising service provider, we are obligated under Chinese laws and regulations to monitor the advertising content that is shown on our network for compliance with applicable law. In general, the advertisements shown on our network have previously been broadcast over public television networks and have been subjected to internal review and verification of issuing networks. Nonetheless, we are required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, if a special government review is required for certain product advertisements before they are shown to the public, we are obligated to confirm that such review has been performed and approval has been obtained. In addition, for advertising content related to certain types of products and services, such as food products, alcohol, cosmetics, pharmaceuticals, and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals, including the advertising client’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement, and filing with the local authorities.

Properties and Facilities

We maintain our executive offices at 10/F Building A, G.T. International Center, ChaoYang District, Beijing, China.  We lease the premises at no cost to the Company from Director Mr. Xin Wei. We will move to a new office building after October 1, 2008 as during July 20 to September 20, 2008, due to Beijing Olympic Games, we can not renovate the new office.

Employees

We currently employ about 53 persons, including our executive officers, all of which are full-time employees. The Company intends to employ additional full and part-time employees in the foreseeable future as it expands its business operations. We believe that relations with our employees are good. None of our employees are parties to collective bargaining agreements.

Our Corporate Information

We are a Nevada corporation. Our principal executive offices are located at at 10/F Building A, G.T. International Center, ChaoYang District, Beijing, China.  Our telephone number is: 86-10-5921-2230, and our website address is www.mediaks.cn.  The information on the Company’s website is not part of this annual report on Form 10-K or any other report that we file with, or furnish to, the Securities and Exchange Commission.

Unless otherwise indicated, all dollar amounts set forth in this Annual Report on Form 10-K are in United States Dollars.

ITEM 1A.  RISK FACTORS.

Risks Related to Our Business

In addition to other information in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks. Additional risks and uncertainties, including risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, may also impair our business and results of operations.

We are an early stage company, we have a history of operating losses and we expect to continue to realize significant net losses for the foreseeable future.

We at an early stage of development and business strategy implementation. We have recorded a net loss in each reporting period since our inception, and we cannot anticipate with certainty what our earnings, if any, will be in any future period. However, we expect to continue to incur significant net losses as we develop and deploy our network in new and existing markets, expand our services, and pursue our business strategy. We intend to invest significantly in our business before we expect cash flow from operations will be adequate to cover our anticipated expenses. In addition, at this stage of our development we are subject to the following risks:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in our common stock;

•	we may be unable to develop and deploy our network, expand our services, meet the objectives we have established for our business strategy or grow our business profitably, if at all;

•	because of our limited operating history, it may be difficult to predict accurately our key operating and performance metrics utilized in budgeting and operational decisions; and

•	our network and related technologies may fail or the quality and number of services we are able to provide may decline if our network fails to perform to our expectations.

If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, prospects, financial condition, and results of operations will be materially and adversely affected.

We have no operating history to provide you with an adequate basis to judge our future prospects and results of operations.

We have no operating history to provide a meaningful basis for you to evaluate our business and financial performance. It is also difficult to evaluate the viability of our KTV media network and other advertising media dedicated to the KTV market because we do not have sufficient experience to address the risks frequently encountered by early stage companies using new forms of advertising media and entering new and rapidly evolving markets. Certain members of our senior management team have worked together for only a relatively short period of time and it may be difficult for you to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business.

Given our limited operating history, we may not be able to:

•	preserve our position in the KTV media market in China;

•	manage our relationships with KTV clubs to obtain advertising licensing rights contracts to operate KTV media in KTV clubs on acceptable terms or at all;

•	retain and acquire advertising clients;

•	manage our relationships with third-party non-advertising content providers;

•	secure access to a sufficient amount of low-cost KTV screens from KTV club owners;

•	manage our expanding operations, including the integration of any future acquisitions;

•	increase and diversify our revenue sources by successfully expanding into other advertising media platforms;

•	respond to competitive market conditions;

•	maintain adequate control of our expenses; or

•	attract, train, motivate, and retain qualified personnel.

If we are unsuccessful in addressing any one or more of these risks, our business may be materially and adversely affected.

If advertisers or the viewing public do not accept, or lose interest in our KTV media network, we may be unable to generate sufficient cash flow from our operating activities and our prospects and results of operations could be negatively affected.

The market for KTV media networks in China is relatively new and its potential is uncertain. We compete for advertising spending with many forms of more established advertising media, such as television, print media, and the Internet. Our success depends on the acceptance of our KTV media network by advertising clients and agencies and their continuing and increased interest in this medium as a component of their advertising strategies. Our success also depends on the viewing public continuing to be receptive towards our media network. Advertisers may elect not to use our services if they believe that consumers are not receptive to our network or that our network does not provide sufficient value as an effective advertising medium. Likewise, if consumers find some element of our network to be disruptive or intrusive, KTV club owners may decide not to allow us to place our programs on KTV screens and advertisers may view our network as a less attractive advertising medium compared to other alternatives. In that event, advertisers may determine to cancel current contracts or reduce their spending on our network and KTV advertising.

KTV advertising  is a relatively new concept in China and in the advertising industry generally. If we are not able to adequately track audience responses to our programs, we will not be able to provide sufficient feedback and data to existing and potential advertising clients to help us generate demand and determine pricing. Without improved market research, advertising clients may reduce their use of KTV advertising  and instead turn to more traditional forms of advertising that have more established and proven methods of tracking effectiveness.

If a substantial number of advertisers lose interest in advertising on our media network for these or other reasons or become unwilling to purchase advertising time slots on our network, we will be unable to generate sufficient revenues and cash flow to operate our business, and our revenues, prospects, and results of operations could be negatively affected.

We derive substantially all of our revenues from the provision of KTV advertising services. If there is a downturn in the KTV advertising industry, we may not be able to diversify our revenue sources and our ability to generate revenues and our results of operations could be materially and adversely affected.

Substantially all of our historical revenues and expected future revenues have been and will be generated from the provision of KTV advertising services, in particular through the display of advertisements on KTV screens located in KTV clubs. We do not have any current plans to expand outside this sector and enter into more advertising segments to diversify our revenue sources. As a result, if there were a downturn in the KTV advertising industry for any reason, we may not be able to rapidly or efficiently diversify our revenue sources and our ability to generate revenues and our results of operations could be materially and adversely affected.

Our ability to conduct our operations is contingent upon our obtaining and continuing in effect advertising licensing rights contract.

Our ability to generate revenues from advertising sales depends largely upon our ability to provide a large network of KTV screens that show our programs in KTV clubs. This, in turn, requires that we obtain advertising licensing rights contracts to operate in KTV clubs. If we are unable to obtain advertising licensing rights or carry out our operations in accordance with the terms of advertising licensing rights contracts, we may be unable to expand our network coverage and our costs may increase significantly in the future.

Our advertising licensing rights contracts have terms of five years and can be renewed upon the expiration of the term, subject to certain conditions. There is no assurance we will be able to retain our advertising licensing rights contracts for our KTV screens or programs on exclusive or satisfactory terms, or at all at the expiration date. If we fail to retain our advertising licensing rights contracts, advertisers may find advertising on our network unattractive and may not wish to purchase advertising time slots on our network, which would cause our revenues to decline and our business and prospects to significantly deteriorate in the future.

A substantial majority of our revenues will be concentrated on mid to high-end KTV clubs in major cities in China. If a material number of these KTV clubs experiences a material business disruption, we would likely incur substantial losses of revenues.

A substantial majority of our KTV advertising revenues will be concentrated on mid to high-end KTV clubs in major cities in China. A material business disruption, major construction or renovation, or a natural disaster affecting many of these KTV clubs in our network could result in a substantial decrease in our revenues and results of operations.

If we are unable to attract advertisers to purchase advertising time on our network, we will be unable to maintain or increase our advertising fees, which could negatively affect our ability to grow our profits.

The fees we charge advertising clients and agencies for time slots on our network depend on the size and quality of our network and the demand by advertisers for advertising time on our network. We believe advertisers choose to advertise on our network in part based on the size of our network, the desirability of the locations where we have placed our KTV screens, and the attractiveness of our network content. If we fail to maintain or increase the number of our displays, solidify our brand name, and reputation as a quality KTV media provider, advertisers may be unwilling to purchase time on our network or to pay the levels of advertising fees we require to operate.

When our advertising network of KTV screens reaches saturation in the mid-high end KTV clubs  in major cities, we may be unable to offer additional time slots to satisfy all of our advertisers’ needs, which could hamper our ability to generate higher levels of revenues and profitability over time.

When our network of KTV screens reaches saturation in any particular KTV club, we may be unable to offer additional advertising time slots to satisfy all of our advertisers’ needs. We might need to increase our advertising rates for advertising in such KTV clubs in order to increase our revenues. However, advertisers may be unwilling to accept rate increases, which could adversely affect our ability to generate higher levels of revenues over time.

If advertising registration certificates are not obtained for our KTV advertising operations where such registration certificates are deemed to be required, we may be subject to administrative sanctions, including the discontinuation of our advertisements at KTV clubs where the required advertising registration is not obtained.

On May 22, 2006, the State Administration for Industry and Commerce, or the SAIC, amended the Provisions on the Registration Administration of Outdoor Advertisements, or the new outdoor advertisement provisions. Pursuant to the new outdoor advertisement provisions, outdoor advertisements must be registered in accordance with the local SAIC by “advertising distributors.” However, certain terms are not defined under the new outdoor advertisement provisions or other Chinese laws and regulations. To ensure that our KTV advertising operations comply with the applicable Chinese laws and regulations, we are in the process of making inquiries with the local SAICs in the cities in which we intend to operate with respect to the application for an advertising registration certificate.

We intend to register with the relevant SAICs if we are required to do so, but we can provide no assurance that we will obtain the registration certificate in compliance with the new outdoor advertisement provisions, or at all. If we do not obtain the requisite registration, the relevant local SAICs may require us to forfeit our advertising income or may impose administrative fines on us. They may also require us to discontinue advertisements at KTV clubs where the requisite advertising registration is not obtained, which may result in a breach of one or more of our agreements with our advertising clients and materially and adversely affect our business and results of operations.

Because we rely on third-party agencies to help source advertising clients, our failure to retain key third-party agencies or attract additional agencies on favorable terms could materially and adversely affect our revenue growth.

We will engage third-party agencies to help source advertising clients from time to time. We do not have long-term or exclusive agreements with these agencies and cannot assure you that we will maintain favorable relationships with them. If we fail to retain key third-party agencies or attract additional agencies, we may not be able to retain existing advertising clients or attract new advertisers or advertising agency clients and our business and results of operations could be materially adversely affected. Furthermore, the fees that we paid to these third-party agencies constituted a significant portion of our net. It is important therefore for us to maintain favorable commercial terms with these third-party agencies.

If we are unable to adapt to changing advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues, which may materially and adversely affect our business prospects and revenues.

The market for KTV advertising requires us to continuously identify new advertising trends and the technological needs of both advertisers and consumers, which may require us to develop new formats, features, and enhancements for our advertising network.

We must be able to quickly and cost-effectively expand into additional advertising media and platforms beyond KTV screens if advertisers find these other media and platforms to be more attractive and cost-effective. In addition, as the advertising industry is highly competitive and fragmented with many advertising agencies exiting and emerging, we must closely monitor the trends in the advertising agency community. We must maintain strong relationships with leading advertising agencies to make certain that we are reaching the leading advertisers and are responsive to the needs of both the advertising agencies and the advertisers.

At present, we will play advertisements in our KTV clubs on KTV screens owned or leased by third parties. In the future, we may use other technologies to implement our advertising program. We may be required to incur development and acquisition costs in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For example, if the use of VOD system changed, and we fail to implement such changes on our network or fail to do so in a timely manner, our competitors or future entrants into the market who take advantage of such initiatives could gain a competitive advantage over us.

If we cannot succeed in defining, developing, and introducing new formats, features, and technologies on a timely and cost-effective basis, advertising demand for our advertising network may decrease and we may not be able to compete effectively or attract advertising clients, which would have a material and adverse effect on our business prospects and revenues.

We face significant competition in the Chinese advertising industry, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We face significant competition in the Chinese advertising industry. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the quality of our programs, the range of services that we offer, and brand recognition. We compete for overall advertising spending with other alternative advertising media companies, such as the Internet, street furniture, billboard, and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines, and radio. We also compete for advertising dollars spent in the advertising industry. We may also face competition from new entrants into advertising in the future.

The affects of significant competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater brand recognition, financial, marketing, or other resources, and may be able to mimic and adopt our business model. In addition, several of our competitors have significantly larger advertising networks than we do, which gives them an ability to reach a larger number of overall potential consumers and which make them less susceptible to downturns in particular sectors, such as KTV networks. Moreover, significant competition will provide advertisers with a wider range of media and advertising service alternatives, which could reduce our revenues, gross margins, and profits. We can provide no assurance that we will be able to successfully compete against new or existing competitors.

Our results of operations are subject to fluctuations in the demand for entertaining in KTV clubs, which is affected by, among other things, general economic conditions, and a decrease in the demand for entertaining in KTV clubs may make it difficult for us to sell our advertising time slots.

Our results of operations are directly linked to the success of the KTV night club industry. Demand for entertaining in KTV clubs is susceptible to downturns in the economy. In addition, among other things, factors that reduce the demand for group functions, such as health epidemics, could lead to a reduction in the growth of the KTV entertainment industry in China.  In the event of an economic downturn, overall KTV consumers would likely to decrease.

Our clients may reduce the money they spend to advertise on our network for a number of reasons, including:

•	a general decline in economic conditions;

•	a general decline in the number of consumers in KTV clubs;

•	a decline in economic conditions in the particular cities where our network are located;

•	a decision to shift advertising expenditures to other available advertising media; and

•	a decline in advertising spending in general.

A decrease in demand for advertising media in general, and for our advertising services in particular, would materially and adversely affect our ability to generate revenues from our advertising services, and our financial condition and results of operations may be materially and adversely affected.

If we fail to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our expansion strategies or meet the demands of our advertising clients.

We must continue to expand our operations to meet the demands of advertisers for a larger and more diverse network coverage. To accommodate our growth, we anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems, all of which require substantial management efforts.

We also will need to continue to expand, train, manage, and motivate our workforce as well as manage our relationships with KTV clubs and third-party advertising agencies. We will likely need to add sales and marketing offices and personnel to service relationships with new KTV clubs that we will aim to add as part of our network. As we add new KTV screens and other media platforms, we incur greater costs and expenses to maintain our equipment.

All of these endeavors will require substantial managerial efforts and skill, as well as the incurrence of additional expenditures. We can provide no assurance that we will be able to manage our growth effectively, and we may not be able to take advantage of market opportunities, execute our expansion strategies, or meet the demands of our advertising clients.

Future acquisitions may have an adverse effect on our ability to manage our business.

We may acquire businesses, technologies, services, or products which are complementary to our core KTV media network business. Future acquisitions may expose us to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;

•	unforeseen or hidden liabilities;

•	the diversion of resources from our existing business and technology;

•	our potential inability to generate sufficient revenue to offset new costs;

•	the expenses of acquisitions; or

•	the potential loss of or harm to relationships with both employees and advertising clients resulting from our integration of new businesses.

Any of the potential risks listed above could have a material and adverse effect on our ability to manage our business, our revenues, and our ability to generate net income.

We may need to raise additional debt funding or sell additional equity securities to make such acquisitions. The raising of additional debt funding by us, if required, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets that would restrict our operations. The sale of additional equity securities would result in additional dilution to our shareholders.

Our business depends substantially on the continuing efforts of our senior executives, and our business may be severely disrupted if we lose their services.

Our future success depends significantly upon the services of our senior executives and other key employees. We rely on their industry expertise, their experience in our business operations and sales and marketing, and their working relationships with our employees, our other major shareholders, our advertising clients, KTV clubs, and relevant government authorities. If one or more of our senior executives were unable or unwilling to continue in their present positions, we may be unable to replace them easily or at all. If any of our senior executives joins a competitor or forms a competing company, we may lose clients, suppliers, key professionals, and employees.

Our internal controls over financial reporting and our controls and procedures may in the future be inadequate.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public reporting company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

We may need additional capital, which, if obtained, could result in dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We may require additional cash resources due to changed business conditions or other future developments. If our current sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of alternative advertising media companies;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	China’s governmental regulation of foreign investment in advertising services companies in China;

•	economic, political and other conditions in China; and

•	China’s governmental policies relating to foreign currency borrowings.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

To raise additional capital, we may issue additional equity securities in public or private offerings, potentially at a price lower than the market price of our common stock at the time of such issuance. We will likely seek significant additional equity or debt financing, in the short-term and the long-term, and, as a result, may incur significant interest expense. We also may decide to sell additional debt or equity securities in our domestic or international subsidiaries, which may dilute our ownership interest in or reduce or eliminate our income, if any, from those entities. The recent turmoil in the economy, and the world-wide financial markets in particular, may make it more difficult for us to obtain necessary additional capital or financing on acceptable terms.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content we provide through our KTV media network.

Civil claims may be filed against us for fraud, defamation, subversion, negligence, copyright or trademark infringement or other violations due to the nature and content of the information displayed on our network. If consumers find the content displayed on our network to be offensive, KTV clubs may seek to hold us responsible for any consumer claims or may terminate their relationships with us. Offensive and objectionable content and legal standards for defamation and fraud in China are less defined than in other more developed countries and we may not be able to properly screen out unlawful content.

In addition, if the security of our content management system is breached and unauthorized images, text or audio sounds are displayed on our network, viewers or the Chinese government may find these images, text or audio sounds to be offensive, which may subject us to civil liability or government censure despite our efforts to ensure the security of our content management system. Any such event may also damage our reputation. If our advertising viewers do not believe our content is reliable or accurate, our business model may become less appealing to viewers in China and our advertising clients may be less willing to place advertisements on our network.

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

There is no assurance that our displays, proprietary software, or other aspects of our business do not or will not infringe upon patents, copyrights, or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses and diversion of management time in defending against these third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

We do not have any business liability, disruption, or litigation insurance, and any business disruption or litigation we experience might result in our incurring substantial costs and the diversion of our limited resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, except for fire insurance, we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

Risks Related to Regulation of Our Business and Our Structure

Compliance with China’s advertising laws and regulations may be difficult and could be costly, and failure to comply could subject us to government sanctions.

China’s advertising laws and regulations require advertisers, advertising operators, and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements, and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator’s license for advertising business operations.

As an advertising service provider, we are obligated under China’s laws and regulations to monitor the advertising content that is shown on our network for compliance with applicable law. In general, the advertisements shown on our network have previously been broadcast over public television networks and have been subjected to internal review and verification of such networks. We are still required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, if a special government review is required for certain product advertisements before they are shown to the public, we are obligated to confirm that such review has been performed and approval has been obtained. In addition, for advertising content related to certain types of products and services, such as food products, alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals including the advertising client’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement, and filing with the local authorities.

We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. However, we can provide no assurance that each advertisement that an advertiser or advertising agency client provides to us and which we include in our network programs is in compliance with relevant advertising laws and regulations or that the supporting documentation and government approvals provided to us by our advertising clients in connection with certain advertising content are complete. Although we employ qualified advertising inspectors who are trained to review advertising content for compliance with relevant laws and regulations, the content standards in China are less certain and less clear than in those in more developed countries such as the U.S. and we can provide no assurance that we will be able to properly review the content to comply with the standards imposed on us.

If the Chinese government finds that the agreements that establish the structure for operating our China business do not comply with Chinese governmental restrictions on foreign investment in the advertising industry and in the operating of non-advertising content, we could be subject to severe penalties.

Substantially all of our operations are conducted through our contractual arrangements with the Chinese Advertisement Company. Though China’s regulations currently permit 100% foreign ownership of companies that provide advertising services, any foreign entities that invest in the advertising services industry are required to have at least three years of direct operations in the advertising industry outside of China. In addition, Chinese regulations currently prohibit foreign investment in the production and operation of any non-advertising content. We do not currently directly operate an advertising business outside of China and thus cannot qualify under China’s regulations until three years after we commence any such operations outside of China or until we acquire a company that has directly operated an advertising business outside of China for the required period of time. Accordingly, we and our subsidiary, Orient Come, are currently ineligible to apply for the required licenses for providing advertising services in China.

The Chinese Advertisement Company is owned by Yong  Lu and James Wei, both of whom are Chinese citizens. James Wei is a director of the Company.  The Chinese Advertisement Company is the company through which we provide advertising services in China. It directly operates our advertising network, enters into advertising licensing rights contracts, and sells advertising time slots to our clients. We expect to continue to depend on the Chinese Advertisement Company to operate our advertising business. We have entered into the Business Cooperation Agreement with the Chinese Advertisement Company pursuant to which we, through Orient Come, provide technical support and consulting services to that entity. In addition, we have entered into agreements with the Chinese Advertisement Company and its shareholders, which provide us with the substantial ability to control the Chinese Advertisement Company. For a description of these contractual arrangements, see “Business - Background and Business of the Company.”

The shareholders of the Chinese Advertisement Company have pledged their equity interests in the Chinese Advertisement Company to Orient Come. This pledge was created by recording the pledge on Orient Come’s register of shareholders in accordance with the PRC Security Law, and is currently effective. According to the PRC Property Rights Law, however, the effectiveness of such pledge will depend on whether the pledge is registered with the relevant administration for industry and commerce. Orient Come will register such pledge when the administration for industry and commerce implements registration procedures in accordance with the PRC Property Rights Law in the future. Although we believe that Orient Come will be able to register the pledge, we cannot assure you that will be the case, and if Orient Come is unable to do so, the effectiveness of such pledge may be affected.  If the pledges are found to be ineffective, our control over the Chinese Advertisement Company, and hence our ability to operate our business, could be materially and adversely affected.

If we, Orient Come, or the Chinese Advertisement Company are found to be in violation of any existing or future Chinese laws or regulations or fail to obtain or maintain any of the required permits or approvals, the relevant Chinese regulatory authorities, including the SAIC, which regulates advertising companies, and the State Administration of Radio, Film or Television, or the SARFT, would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our Chinese subsidiaries and affiliates;

•	discontinuing or restricting our Chinese subsidiaries’ and affiliates’ operations;

•	imposing conditions or requirements with which we or our Chinese subsidiaries and affiliates may not be able to comply;

•	requiring us or our Chinese subsidiaries and affiliates to restructure the relevant ownership structure or operations; or

•	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

We rely on contractual arrangements with the Chinese Advertisement Company and shareholders of the Chinese Advertisement Company for a substantial portion of our China operations, which may not be as effective as direct ownership in providing operational control.

We rely on contractual arrangements with the Chinese Advertisement Company and shareholders of the Chinese Advertisement Company to operate our advertising business. For a description of these contractual arrangements, see “Business - Background and Business of the Company.” These contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entity. Under the current contractual arrangements, if the Chinese Advertisement Company or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under Chinese laws, including seeking specific performance or injunctive relief, and claiming damages, and we can provide no assurance as to the effectiveness of these remedies, if available.

Many of these contractual arrangements are governed by Chinese law and provide for the resolution of disputes through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. The legal environment in China is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements, which may make it difficult to exert effective control over the Chinese Advertisement Company, and our ability to conduct our business may be materially and adversely affected.

Contractual arrangements we have entered into among our subsidiaries and the Chinese Advertisement Company may be subject to scrutiny by Chinese tax authorities and a finding that we owe additional taxes or are ineligible for our preferential tax treatment, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under Chinese law, arrangements and transactions among related parties may be audited or challenged by China’s tax authorities. If any of the transactions we have entered into with Orient Come or the Chinese Advertisement Company are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under Chinese law, Chinese tax authorities have the authority to assess penalties.

Certain of the agreements pursuant to which we operate our business, and which are necessary to such operation, are subject to termination in certain events.

The term of the Business Cooperation Agreement and Option Agreement is 20 years; provided, however, that the agreements may be terminated earlier if (i) Orient Come or the Chinese Advertisement Company becomes bankrupt, subject to proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay debts as they become due; or (ii) the business license or any other license or approval material for the business operations of the Chinese Advertisement Company is terminated, canceled, or revoked.  If our Business Cooperation Agreement or Option Agreement is terminated, we would lose substantial control over the Chinese Advertisement Company, in which case our ability to operate our business would be substantially impaired, except to the extent we are able to enter into new contractual arrangements with the Chinese Advertisement Company or other third parties to provide services on our and our subsidiary’s behalf.

Risks Related to Doing Business in China

Adverse changes in the political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our services and have a material adverse effect on our competitive position.

Substantially all of our assets are located in China and substantially all of our revenues will be derived from our operations in China. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in China. The Chinese economy differs from the economies of many developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has experienced significant growth in the past 25 years, growth has been uneven both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on us. We cannot predict the future direction of political or economic reforms or the effects such measures may have on our business, financial position or results of operations. Any adverse change in the political or economic conditions in China, including changes in the policies of the Chinese government or in laws and regulations in China, could have a material adverse effect on the overall economic growth of China and in the KTV advertising industry. Such developments could have a material adverse effect on our business, lead to reduction in demand for our services and materially and adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system could limit the legal protections available to us or result in substantial costs and the diversion of resources and management attention.

We conduct our business primarily through the Chinese Advertisement Company, which is subject to Chinese laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly-foreign owned companies. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and the diversion of resources and management attention.

Fluctuations in exchange rates may have a material adverse effect on your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China. Our reporting and functional currency is the U.S. dollar. However, substantially all of the revenues and expenses of our consolidated operating subsidiaries and affiliate entities are denominated in RMB. Substantially all of our sales contracts will be denominated in RMB and substantially all of our costs and expenses is denominated in RMB. Fluctuations in exchange rates, primarily those involving the U.S. dollar, may affect our balance sheet and earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering, which will be exchanged into U.S. dollars.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited so that we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by China’s exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Foreign exchange transactions by our subsidiary and the Chinese Advertisement Company are subject to significant foreign exchange controls and require the approval of, or registration with, Chinese governmental authorities. In particular, if we or other foreign lenders make foreign currency loans to our subsidiaries or the Chinese Advertisement Company, these loans must be registered in China, and if we finance them by means of additional capital contributions, these capital contributions must be approved or registered by certain Chinese government authorities. These limitations could affect the ability of these entities to obtain foreign exchange through debt or equity financing, and could affect our business and financial condition.

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our Chinese resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our Chinese subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

State Administration of Foreign Exchange (“SAFE”) recently promulgated regulations that require Chinese residents and Chinese corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are Chinese residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, Chinese residents who make, or have previously made, direct or indirect investments in offshore companies, will be required to register those investments. In addition, any Chinese resident who is a direct or indirect shareholder of an offshore company is required to file or update the registration with the local branch of SAFE, with respect to that offshore company, any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment, or creation of any security interest. Moreover, the Chinese subsidiaries of that offshore company are required to urge the Chinese resident shareholders to update their SAFE registration with the local branch of SAFE when such updates are required under applicable SAFE regulations. If any Chinese shareholder fails to make the required SAFE registration or file or update the registration, the Chinese subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer, or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their Chinese subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions.

We can provide no assurance that all of our shareholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our Chinese subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to us.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a Chinese domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

We will conduct a substantial portion of our operations in China. A majority of our directors and officers reside outside the United States and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result, our shareholders may have more difficulty in protecting their interests through actions against us, our management, our directors or our major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

We may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China.

China has historically had fewer or less developed management and financial reporting concepts and practices, as well as modern banking, computer, and other control systems.  As a result, we may experience difficulty in hiring and retaining a sufficient number of qualified employees in China.  As a result, we may experience difficulty in establishing management, legal, and financial controls, collecting financial data and preparing financial statements, books of account, and corporate records and instituting business practices that meet business standards such as those in the United States.

Risks Related to the Common Stock

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a very limited public market for our common stock, which is listed on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future. Trading volumes in our common stock have historically been very low, and the trading price of our common stock highly volatile, which has contributed to a lack of liquidity in our common stock.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts and conditions or trends in the industry in which we operate. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.  We expect the price of our common stock will be subject to continued volatility. In addition, in the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation or shareholder derivative suits have often been instituted against those companies. Such litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at 10/F Building A, G.T. International Center, ChaoYang District, Beijing, China, where we lease a total of 10,000 square feet of office space.  We lease the premises at no cost to the Company from Director Mr. Xin Wei.  We do not own any real property.  We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our current facilities have sufficient capacity to meet the projected needs of our business for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation.  From time to time, we may be involved in disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth fiscal quarter of fiscal year 2008, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices of Common Stock

Our common stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “KVME.OB.”  The following table sets forth high and low bid prices of the common stock for fiscal years ended April 30, 2008 and 2007:

Bid Price (U.S. $)
		High	Low
Fiscal 2008
Quarter Ended April 30, 2008		$5.49	5.49
Quarter Ended January 31, 2008		$5.50	5.50
Quarter Ended October 31, 2007	$	N/A	N/A
Quarter Ended July 31, 2007	$	N/A	N/A
Fiscal 2007
Quarter Ended April 30, 2007	$	N/A	N/A
Quarter Ended January 31, 2007	$	N/A	N/A
Quarter Ended October 31, 2006		N/A	N/A
Quarter Ended July 31, 2006		N/A	N/A

The last reported bid price of our common stock on the Over-the-Counter Bulletin Board on July 17, 2008 was $5.70.  Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.  Because of the rules and regulations governing the trading of small issuers' securities, the Company's securities are presently classified as "Penny Stock," a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to obtain the interest of broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on a national securities exchange, if at all. The existence of market quotations should not be considered evidence of an "established public trading market." The public trading market is presently limited as to the number of market markers in the Company stock.

Our shares have historically been considered “penny stock” covered by section 15(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rules 15g-1 through 15g-6, and 15g-9 promulgated under the Exchange Act. They impose additional sales practice requirements on broker-dealers who sell our securities to persons other than certain types of investors.  Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.  The application of the penny stock rules may affect the ability to purchase or resell shares of our commons stock.

As of August 4, 2008, the Company had approximately 65 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information pertaining to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

All information regarding the sale of any unregistered securities in fiscal year 2008 has been previously disclosed in the Company’s Form 10-Q and Form 8-K filings.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the years ended April 30, 2008 and 2007 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report on Form 10-K, particularly in the section entitled “Risk Factors.”

Forward-Looking Statements

Statements and information included in this Annual Report on Form 10-K by K's Media ("Company," "we," "us," or "our") that are not purely historical are forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Annual Report on Form 10-K represent our beliefs, projections and predictions about future events. These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievement described in or implied by such statements. Actual results may differ materially from the expected results described in our forward-looking statements, including with respect to the correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of publicly available information relating to the factors upon which our business strategy is based or the success of our business.

When used in this report, the words "believe," "expect," "anticipate," "intend," "estimate," "evaluate," "opinion," "may," "could," "future," "potential," "probable," "if," "will," and similar expressions generally identify forward-looking statements.

Company Overview

We were incorporated under the name “Kinglake Resources, Inc.” in the State of Nevada on April 14, 2006. Prior to a share exchange transaction effected on January 18, 2008, we were a public “shell” company with nominal assets and engaged in the business of exploration of mining properties in North America. In September 2007, following a review of an aeromagnetic survey of our mineral properties and our belief the properties included no material anomalies, our management began to pursue the acquisition of another enterprise.

Following the share exchange effected in January 2008, we became an emerging media company that targets high end consumers in China by placing premium brand advertising in "KTV" clubs on behalf of consumer products clients. KTV clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.  We believe that attempts to reach high-end consumers through traditional advertising channels with powerful and visually appealing presentations can be costly and inefficient, and we believe that advertising on selected KTV screens offers a way to effectively target a captive audience of influential top earners.

The Chinese Advertisement Company, our contractual affiliate and the entity that operates the KTV advertising business, was incorporated in China in October, 2007. Under our direction, the Chinese Advertisement Company intends to sign advertising agreements with companies in the cosmetics, beverage, automobile, and other consumer goods sectors. The Chinese Advertisement Company also intends to sign advertisement placement agreements with top KTV chains in Beijing, Shanghai, Guangzhou, Shenzhen, Hangzhou, and other major Chinese cities. The Chinese Advertisement Company will then promote its clients’ brands at the KTV clubs via advertising and promotional events.

Recent Developments

Effective July 17, 2008, we completed the sale of 1,666,667 units of our securities, or the Units, with each Unit consisting of (a) one share of our common stock, (b) a warrant to purchase one share of our common stock at a purchase price of $6.00 per share, or the Group A Warrant, and (c) a warrant to purchase one share of our common stock at a purchase price of $9.00 per share, or the Group B Warrant, for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000.

The Group A Warrant has an exercise price of $6.00 per share, is exercisable for a five-year period commencing on July 17, 2008, and is exercisable to purchase 1,666,667 shares of common stock in the aggregate.  Upon our issuance of additional shares of common stock or derivatives of our common stock for a six month period following the closing of the offering, we may be required to repurchase the Units or adjust the number of shares of common stock underlying the Units.  We may redeem the Group A Warrant at our option at a price of $0.05 if the closing bid price of our common stock exceeds $8.00 per share for a period of 20 consecutive trading days, provided that our redemption right will not be in effect during any period during which we do not have in place an effective registration statement under the Securities Act registering the shares of common stock issuable upon exercise of the Group A Warrant.  We do not currently have such a registration statement outstanding.  The Group B Warrant is exercisable to purchase 1,666,667 shares of common stock.  The terms of the Group B Warrant is identical to the Group A Warrant, except that the exercise price is $9.00 per share and the price per share of common stock implicating the Company's repurchase rights is $12.00 per share.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles in the United States. In doing so, we have to make estimates and assumptions that affect our reported amount of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on historical data and trends and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We do not believe that there are any critical or significant accounting estimates included in the condensed consolidated financial statements.

Revenue Recognition. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company: our revenues from the sale of products and services are recorded when the goods are shipped, or services have been performed, title passes, and collectibility is reasonably assured.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in China are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Foreign Currency Translation. Our functional currency is the Chinese Renminbi (“RMB”). Our financial statements are translated to United Stated dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China.

On July 21, 2005, the central government of China allowed the RMB to fluctuate, ending its decade old valuation peg to the U.S. dollar. The new RMB rate reflects approximately a 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. We do not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

Recent Accounting Pronouncements

          In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for financial statements for fiscal years beginning after November 15, 2007, however, earlier application is permitted. We are currently evaluating the potential impact of SFAS 157 on our consolidated financial statements. We do not expect the impact will be material.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our consolidated financial statements. We do not expect the impact will be material.

          In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase account” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R.

          In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160.

          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

          On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1 and the impact of adoption on our consolidated financial statements.

Results of Operations - For the period from inception (June 18, 2007) to April 30, 2008

Revenue.  Revenue is primarily generated from distributions made from the Chinese Advertisement Company pursuant to our Business Cooperation Agreement.  Since inception the Company hasn’t generated any revenue.

Cost of goods and services.  Costs primarily include costs associated with rent for KTV lounges and equipment installation in KTV lounges in China. Total cost of goods and services was $42,777 during the period from inception to April 30, 2008. We expect to generate revenue in the foreseeable future from these types of expenses. We expensed these expenses during this period as we may not be able to generate revenue from these expenses that occurred during the period from inception to April 30, 2008.

Selling, general, and administrative expense.  Selling, general and administrative expense primarily includes: salaries and benefits, travel expenses, and third-party professional service fees. Selling, general, and administrative expense was $355,426 for the year ended April 30, 2008. We expect our selling, general, and administrative expenses will increase over the course of the year as we continue our efforts to expand our network.  We expect that any increases will primarily be related to marketing expenses necessary to support our growth and our efforts to build brand awareness through advertising and promotional activities, and our network expansion.

Depreciation and amortization.  Depreciation and amortization expense was $54 for the year ended April 30, 2008. Majority of our equipment are computers and servers which were purchased in 2008.

Interest income.  We recognized $9,070 of interest income for the year ended April 30, 2008 primarily due to the higher balances of short-term and long-term investments held during fiscal 2008.

Net loss.   As a result of the above, our net loss is $389,133 in fiscal year 2008.

Liquidity and Capital Resources

As of April 30, 2008, we had an aggregate of cash, cash equivalents, of $1,152,852. By virtue of receipt of the net proceeds of an offering of our common stock and warrants effected on July 17, 2008, we had an aggregate of cash, cash equivalents, and marketable securities as of July 17, 2008 of approximately $5,000,000.

Based upon our current plans, we believe that our existing cash, cash equivalents, and marketable securities as of July 17, 2008 will be sufficient to cover our estimated liquidity needs for at least the next 12 months, although we may raise additional capital during that period if available on terms we believe are attractive. Our long-term model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available funds. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment and the availability of KTV providers adopting our services. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and may significantly modify our cash requirements. These changes in our plans or strategy may include the introduction of new features or services, significant or enhanced distribution arrangements, investments in infrastructure, acquisition of other companies, or any combination of the foregoing. Additionally, as our operations grow and expand, it may become more difficult to modulate our business plans and strategies based on the availability of funding. We will likely seek significant additional debt financing or equity financing, in both the short-term and the long-term, to continue to fund our liquidity needs and capital resource requirements.

The following table presents a summary of our cash flows for the years ended April 30, 2008:

2008

Cash used in operating activities	$(314,537)
Cash used in investing activities	(6,793)
Cash provided by financing activities	1,457,624
Effect of foreign currency exchange rates on cash and cash equivalents	16,558

Net increase in cash and cash equivalents	1,152,852
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$1,152,852

Operating Activities

Net cash used in operating activities was $314,537 in the year ended April 30, 2008.  The cash used in operations including employee compensation, professional fees and facilities and advertising expense, due to the expansion of our KTV advertising network, as well as a significant expense in the number of markets served.

Investing Activities

During the year ended April 30, 2008, net cash used in investing activities was $ (6,793). The cash used was primarily the result of purchase of fixed assets after offsetting cash transferred in from recapitalization of the Company.

Financing Activities

Net cash provided by financing activities was $1,457,624 for the year ended April 30, 2008. During fiscal 2008, our financing activities consisted primarily of cash proceeds received from the issuance of our equity securities.

Off Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements, which has not been consolidated

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
K's Media

We have audited the accompanying consolidated balance sheet of K’s Media and its subsidiaries (the “Company”) as of April 30, 2008 and the related consolidated statement of operations, stockholders’ equity (deficiency) and cash flows for the period from June 18, 2007 (inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of   K’s Media as of April 30, 2008 and the results of its operations and its cash flows for the period from June 18, 2007 (inception) to April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with minimal business transactions since inception. This factor, among others, raises substantial doubts about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/S/Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
July 29, 2008

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
April 30, 2008

(Expressed in U.S. Dollars)

ASSETS
Current assets
Cash	$1,152,852
Prepaid expenses	308,296

Total current assets	1,461,148

Fixed assets	15,019

Total assets	$1,476,167

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$98,226
Amount due to related parties	242,423

Total liabilities	340,649

STOCKHOLDERS' EQUITY
Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
31,637,000 and 21,137,000 issued and outstanding respectively	317
Additional paid-in capital	1,507,776
Accumulated other comprehensive loss	16,558
Deficit	(389,133)

Total stockholders' equity	1,135,518

Total liabilities and stockholders' equity	$1,476,167

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
For the period from inception (June 18, 2007) to April 30, 2008

(Expressed in U.S. Dollars)

Revenues
Sales	$-
Cost of good sold	(42,777)
Gross profit (loss)	(42,777)

Expenses
Accounting and audit fees	57,093
Administrative and general	58,014
Consulting fees	104,673
Legal and professional fees	39,171
Salaries and benefits	58,098
Travel & promotion	9,600
Foreign exchange loss	28,777
Total operating costs and expenses	355,426

Loss from operations	(398,203)

Interest income	9,070

Net Loss	$(389,133)

Net loss per share
Basic and diluted	$(0.02)

Number of common shares used to
compute loss per share
Basic and diluted	24,543,940

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from Inception (June 18, 2007) to April 30, 2008

					Accumulated
					other	Total
	Common Stock		Additional		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	income	Equity

Balance, Inception (June 18, 2007)	13,000,000	$130	$1,287,120	$-	$-	$1,287,250
Issuance of 2,000,000 shares for finder's fee						-
to acquire Orient Come Holdings Limited	2,000,000	20	(20)			-
Issuance of common stock pursuant to
escrow agreement	10,500,000	105	(105)			-
Issuance of common stock pursuant to
Consultancy Services Agreement	50,000	1	274,499			274,500
Recapitalization upon reverse acquisition of						-
Orient Come Holdings Limited	6,087,000	61	(53,718)			(53,657)

Foreign translation adjustment					16,558	16,558
Net loss for the period				(389,133)		(389,133)
Comprehensive loss						(372,575)

Balance, April 30, 2008	31,637,000	$317	$1,507,776	$(389,133)	$16,558	$1,135,518

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period from Inception (June 18, 2007) to April 30, 2008

(Expressed in U.S. Dollars)

Cash flows provided by (used in) operating activities
Net loss	$(389,133)
Depreciation expense	54
Non-cash consulting fees	57,188
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(55,839)
Accounts payable and accrued liabilities	16,820
Amount due to related parties	56,373
Net cash used in operating activities	(314,537)

Cash flows provided by (used in) investing activities
Purchasing fixed assets	(15,073)
Cash transferred in from recapitalization	8,280
Net cash used in investing activities	(6,793)

Cash flows provided by (used in) financing activities
Issuance of common stock	1,287,250
Loans from related parties	170,374
Net cash provided by financing activities	1,457,624

Effect of foreign exchange rate	16,558

Increase in cash	1,152,852

Cash, beginning of period	-
Cash, end of period	$1,152,852

Supplemental disclosure of cash flow information:
Interest paid	$-
Income tax paid	$-

Non-cash Investing and Financing Activities:
Common stock issued for recapitalization	$130
Common stock issued for acquisition of K's Media Advertising	$105
Common stock issued for finder's fees	$20

The accompanying notes are an integral part of these consolidated financial statements.

K'S MEDIA
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period from inception (June 18, 2007) to April 30, 2008

1. Nature of Operations and Going Concern

Nature of Operations

Kinglake Resources Inc. (the “Company”) was incorporated in the State of Nevada on April 14, 2006 and engaged in the business of conducting research in the form of exploration of mineral property. In April 2006, the Company acquired a mining claim located in the Province of British Columbia. In September 2007, the Company wrote down the property to 0 according to the recommendation of the Company’s geologist as the property had minimal value for mining. The mining claim expired April 18, 2007.

On January 18, 2008, the Company completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007 with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co. (“K’s Media”), a limited liability company organized under the laws of the People's Republic of China ("China"). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the “Orient Come Shareholders”) transferred to the Company all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of the Company’s common stock (the “Acquisition”). As a result of the Acquisition, Orient Come became the Company’s wholly-owned subsidiary and the Orient Come Shareholders and/or their designated third parties acquired in the aggregate approximately 62% of the Company’s issued and outstanding stock. In connection with the Share Exchange Agreement, the Company issued 2,000,000 shares of its common stock as a finder’s fee to a third party. K’s Media and their shareholders have not received shares of the Company under the terms of the of the Share Exchange Agreement as there were restrictions under the Chinese laws with regards to foreign ownership of Chinese companies engaged in media related activities. Upon such time that such laws are lifted, the shareholders of K’s Media may have a direct ownership stake in the Company.

Concurrent with the Share Exchange Agreement, the Company entered into a series of agreement with K’s Media and the shareholders’ of K’s Media (see Note 1(a) to (d) for details). Included among these agreements is a Business Cooperation Agreement. Under this agreement the Company effectively controls K’s Media. As a result of the Business Cooperation Agreement, K’s Media is deemed to be a subsidiary of the Company under FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) (“FIN 46 (R)”) and Emerging Issue Task Force 97-2 (“EITF 97-2”): Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

On February 22, 2008 Orient Come assigned its rights and obligations under the Business Cooperation Agreement to K's Media Broadcasting Cultural Co. Ltd. ("K's Media Broadcasting") (see Note 1(b) for details). K's Media Broadcasting, a company organized under the laws of China, is a wholly owned subsidiary of the Company.

As a result of the Share Exchange Agreement, the Company is involved in the advertising business that targets at high end consumers in China by placing premium brand advertising in "KTV" clubs on behalf of top-tier consumer products clients. KTV clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.

The Share Exchange Agreement is considered a reverse acquisition with Orient Come effectively assuming control of the Company. The Company (the legal acquirer of Orient Come) in substance is the accounting acquiree and Orient Come (the legal acquiree of the Company) is the accounting acquirer. The consolidated financial statements presented are those of Orient Come, the accounting acquirer at historical cost. Orient Come commenced operations on June 18, 2007. The financial statements presented are from June 18, 2007 (inception) through April 30, 2008 (the “2008 period”.

On March 11, 2008, the Company changed its name to K's Media.

The following agreements were entered into concurrent with the Share Exchange Agreement:

(a)             Escrow Agreement:

The Company entered into an Escrow Agreement (“Escrow Agreement”) with K’s Media and shareholders of K’s Media effective December 23, 2007. Pursuant to the Escrow Agreement, the Escrow Shares will be deposited or held in an escrow account with an escrow agent. 7,875,000 (75% of 10,500,000) of the Escrow Shares are being held as security upon achievement of $2,118,789 of audited signed sales from K’s Media’s operations for K’s Media fiscal year ended December 31, 2008 (the “2008 Performance Threshold”) and $15,980,447 of the audited signed sales from K’s Media’s operations results for K’s Media fiscal year ended December 31, 2009 (the “2009 Performance Threshold”), and $36,929,605 of the audited signed sales from K’s Media’s operations results for K’s Media fiscal year ended December 31, 2010 (the “2010 Performance Threshold”). If K’s Media achieved each of the 2008, 2009 and 2010 Performance Threshold, one third of the Escrow Shares will be released to shareholders of K’s Media every year for a total of 3 years. If Performance Threshold is not achieved, a number of Escrow Shares (such number to be determined by the formula as set forth in the Escrow Agreement) will be returned to the Company for cancellation. Upon the termination of the Escrow agreement, any and all Escrow shares remaining in the Escrow account shall be returned to the Company for cancellation.  The remaining 2,625,000 (25% of 10,500,000) of the Escrow Shares are issuable to a third party service provider and are being held as security for K's Media entering into advertising agreements with KTV clubs facilitated by the service provider. If at the end of fiscal year ended December 31, 2008 the service provider has signed up less than 300 KTV clubs under advertising agreements with K's Media, then 60% of the 2,625,000 shares shall be cancelled.  If at the end of K’s Media fiscal year ended December 31, 2009 and K’s Media fiscal year ended December 31, 2010 the service provider has facilitated less than 600 advertising agreements per each year, then 20% of the 2,625,000 shares shall be cancelled respectively.

(b)             Business Cooperation Agreement:

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

(c)             Exclusive Option Agreements:

An Exclusive Option Agreements entered into by and the Company, shareholders of K’s Media and K’s Media effective as of December 23, 2007, the shareholders of  K’s Media, irrevocably granted to the Company or its designated party an exclusive option to purchase, to the extent permitted by China law, a portion or all of their respective equity interests in  K’s Media for a purchase price of $100. The Company or its designated party has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a twenty-year term, subject to renewal at the Company’s election.

 (d)             Equity Pledge Agreements:

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

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At April 30, 2008, the Company has accumulated losses of $389,133 since inception. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2009. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

2. Summary of Significant Accounting Policies

(a) Principles of consolidation

The accompanying consolidated financial statements include the accounts of Orient Come Holdings Limited, K’s Media, Beijing K's Media Advertising Ltd. Co. and K's Media Broadcasting Cultural Co. Ltd. (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

(b) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

(c) Use of Estimates

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

(d) Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

(e) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At April 30, 2008, the Company did not have any cash equivalents.

(f) Concentration of credit risk

The Company maintains Chinese Renminbi cash balances in banks in China and U.S. Dollar and Canadian Dollar cash balances in a Canadian bank, that are not insured.

(g) Fixed assets

Fixed assets are stated of cost and are depreciated using the straight line method over the estimated useful lives of the respective assets.

All fixed assets as of April 30, 2008 consisted of office equipment with useful lives of fives years. Total fixed assets as of April 30, 2008 were $15,073. Depreciation expense for the year ended April 30, 2008 was $54.

(h) Financial Instruments

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

(i) Stock-based compensation

The Company accounts for stock based compensation in accordance with SFAS 123 and SFAS 123 (R) under the fair value based method that measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As of April 30, 2008, there are no outstanding stock options or warrants.

(j) Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company has not recorded any revenues in the 2008 Period.

(k) Cost of goods sold

Costs of goods sold primarily include costs associated with rent for KTV lounges and equipment installation in KTV lounges in China. Total cost of goods and services was $42,777 during the period from inception to April 30, 2008. The Company expects to generate revenue in the foreseeable future from these types of expenses. We expensed these expenses during this period as the Company may not be able to generate revenue from these expenses that occurred during the period from inception to April 30, 2008.

(l) Advertising costs

Advertising costs are expensed as incurred. The Company did not incur any advertising costs for the 2008 period.

(m) Income Taxes

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

(n) Foreign currency translation

The functional currency of Kinglake Resources Inc. and Orient Come Holdings Limited is the United States dollar. The functional currency of Beijing K's Media Advertising Ltd. Co. and K's Media Broadcasting Cultural Co. Ltd are the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Beijing K's Media Advertising Ltd. Co. and K's Media Broadcasting Cultural Co. Ltd.’s assets and liabilities are translated into United States dollars at period end exchange rates (0.14314 at April 30, 2008). Beijing K's Media Advertising Ltd. Co. revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods (0.14127 for the year ended April 30, 2008). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The accumulated translation adjusted and effect of exchange rate on cash for the 2008 period was $16,558.

(o) Comprehensive income (loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. The Company includes items of other comprehensive income (loss) by their nature, such as foreign currency translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately from accumulated deficit in the equity section of the balance sheet. The Company discloses total comprehensive income (loss), its components and accumulated balances on its consolidated statement of stockholders’ equity (deficiency).

(p) Related party transactions

A related party is generally defined as (a) any person that holds 10% or more of the Company’s securities and their immediate families, (b) the Company’s management, (c) someone that directly or indirectly controls, is controlled by, or is under common control with the Company, or (d) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(q) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting Pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application was permitted provided that the reporting entity has not yet issued financial statements for that fiscal year.  The Company is currently evaluating the requirements of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115".  SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”.  SFAS 141R is a revision of SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustment to provisional amounts recorded in connection with acquisitions.  SFAS 141R retains the fundamental requirement of SFAS 141, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date.  The Company is currently evaluating the requirements of SFAS 141R.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“ARB 51”).  This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will e recognized in earnings.  SFAS 160 is effective for periods beginning after December 15, 2008.  The Company is currently evaluating the requirements of SFAS 160.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the requirements SFAS 161.

3. Prepaid expenses

As of April 30, 2008 prepaid expenses consist of the following:

Prepaid trade expenses	$43,495
Prepaid consultants and corporate expenses	264,751
$308,246

4. Accounts Payable and Accrued Liabilities

As of April 30, 2008 accounts payable and accrued liabilities consist of the following:

Trade debt	$55,292
Accrued salaries	42,933
$98,226

5. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in their Articles of Incorporation. At April 30, 2008, the Company did not have any outstanding preferred stock.

(b) Common Stock

The Company is authorized to issued up to 100,000,000 shares of Common Stock with a par value of $0.00001 per share under terms and conditions as set forth in their Articles of Incorporation.

On December 10, 2007, the Company effectuated a 3 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Prior to the Share Exchange Agreement to Company had issued and outstanding 6,087,000 shares of common stock that have been presented as a recapitalization upon the reverse acquisition of Orient Come Holdings Limited.

In October 2007, Orient Come raised $1,287,250 through the issuance of 2 of their corporate shares. Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to the Company all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of the Company's common stock (the "Acquisition"). As a result of the Acquisition, Orient Come became the Company's wholly-owned subsidiary. In connection with the Share Exchange Agreement, the Company issued 2,000,000 shares of its common stock as a finder's fee to a third party.

In February 2008 the Company entered into a business advisory agreement for one year. Under this agreement the Company issued $50,000 shares of common stock valued at market totaling $274,500. The Company has expensed $57,188 of this agreement as consulting expense for the 2008 Period. The unamortized portion of this stock issuance is 217,312 and is included in prepaid expenses as of April 30, 2008.

6. Related Party Balances/Transactions

At April 30, 2008, the Company is indebted to a director of the company for $186,050, which is non-interest bearing, unsecured, and due on demand.

During the 2008 Period the Company received $80,922 in consulting fees from a related party of the Company’s President and CEO. As of April 30, 2008 the Company owes $56,373 to this related party for services rendered.

7. Commitment

On May 1, 2007, the Company signed a lease agreement for office space at monthly rentals of $300 plus taxes expiring May 31, 2008. Total rental expense for the 2008 period was $1,323. The lease agreement was automatically extended for an additional year to May 31, 2009.

8. Operating Risk

The Company has determined that there are risks associated with entering into transactions with entities based in China, where K's Media operations are conducted. Such risks include:

China advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute are fair and accurate and are in full compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator's license for advertising business operations.

Substantially all of the Company's operations, post acquisition, are conducted through their contractual arrangements with K's Media. Though China regulations currently permit 100% foreign ownership of companies that provide advertising services, any foreign entities that invest in the advertising services industry are required to have at least three years of direct operations in the advertising industry outside of China. In addition, China regulations currently prohibit foreign investment in the production and operation of any non-advertising content. The Company does not currently directly operate an advertising business outside of China and thus cannot qualify under China regulations until three years after the Company commences any such operations outside of China or until the Company acquires a company that has directly operated an advertising business outside of China for the required period of time. Accordingly, the Company, which is a foreign enterprise, is currently ineligible to directly apply for the required licenses for providing advertising services in China.

Under the Equity Pledge Agreements, the shareholders of K's Media pledged their equity interests of the Company. This pledge was duly created by recording the pledge on the Company's register of shareholders in accordance with the U.S. regulations. According to China Property Rights Law, however, the effectiveness of such pledge will depend on whether the pledge is registered with the relevant administration for industry and commerce in China. The Company anticipates registering such pledge when the administration for industry and commerce implements registration procedures in accordance with the China Property Rights Law in the future. Although the Company believes that they will be able to register the pledge, there can be no assurance that it will be able to do so.

If the Company or Chinese Advertisement Company is found to be in violation of any existing or future China laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant China regulatory authorities, including those that which regulates advertising companies would have broad discretion in dealing with such violations, including:

(i)         revoking the business and operating licenses of K's Media and their affiliates;

(ii)        discontinuing or restricting the China subsidiaries' and affiliates' operations;

(iii)	imposing conditions or requirements with which the Company, K's Media and their affiliates may not be able to comply with;

(iv)	requiring the Company, K's Media and their affiliates to restructure the relevant ownership structure or operations

The imposition of any of these penalties would result in a material and adverse effect on the Company's ability to conduct our business.

Many of these contractual arrangements are governed by China law and provide for the resolution of disputes through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with China law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in China is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the China legal system could limit the Company's ability to enforce these contractual arrangements, which may make it difficult to exert effective control over our China subsidiary, K's Media.

Under the China law, arrangements and transactions among related parties may be audited or challenged by the China tax authorities. If any of the transactions that the Company has entered into with K's Media are found not to be on an arm's-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to assess penalties.

Substantially all of the Company's assets subsequent to the Share Exchange Agreement will be located in China and substantially all of the Company's revenues will be derived from operations in China.

Accordingly, the Company's business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments of China. The Chinese economy differs from the economies of most developed countries in many respects, including: (i) the amount of government involvement, (ii) the level of development, (iii) the growth rate, (iv) the control of foreign exchange, and (v) the allocation of resources

The Company and K's Media operate in China. Fluctuations in exchange rates with Chinese Renmenbi (“RMB”) may have a material adverse effect on the Company's financial position. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China's political and economic conditions. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China. On July 21, 2005, the China government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the China government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

9. Income Taxes

There is no current or deferred tax expense for the years ended April 30, 2008 and 2007 due to the Company’s loss position. The benefits of temporary differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The Company's subsidiaries in China are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "China Income Tax Law"). Pursuant to the China Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). Starting from January 1, 2008, the rate was reduced to 25%.

The components of net loss consist of the following:

For the period from inception (June 18, 2007) to April 30, 2008
U.S. Operations	$161,585
Chinese Operations	227,548
$389,133

As the Company incurred a loss for the 2008 period, no provision was record. Due to the uncertainty of the realization of the tax benefits from the net loss, no tax benefit was recorded for the 2008 period.

The table below summarizes the reconciliation of the Company's income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

For the period from inception (June 18, 2007) to April 30, 2008
Income tax provision (benefit) at Federal statutory rate	$(137,000)
State income taxes, net of Federal Benefit	(17,000)
U.S. tax rate in excess of foreign tax rate	33,000
Increase in valuation allowance	121,000
$-

The Company has a net operating loss ("NOL") carryforward for United States income tax purposes at April 30, 2008 expiring through the year 2028.  Management estimates the NOL as of April 30, 2008 to be approximately $162,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company's deferred tax assets as of April 30, 2008 are as follows:

NOL carryforwards	$64,000
Valuation allowance	(64,000)
Deferred tax asset, net of allowance	$-

10. Subsequent Event

On July 17, 2008, the "Company" completed the sale of 1,666,667 units of its securities (the "Units"), with each Unit consisting of (a) one share of the Company's Common Stock, par value $0.0001 per share (the "Common Stock"), (b) a warrant to purchase one share of Common Stock at a purchase price of $6.00 per share of Common Stock (the "Group A Warrant"), and (c) a warrant to purchase one share of Common Stock at a purchase price of $9.00 per share of Common Stock (the "Group B Warrant"), for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000. The Company sold the Units to a single investor pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended, and the offering of the Units is now terminated. The Company expects to use the net proceeds from the sale of the Units for working capital and general corporate purposes.

The Group A Warrant has an exercise price of $6.00 per share, is exercisable for a five-year period commencing on July 17, 2008, and is exercisable to purchase 1,666,667 shares of Common Stock in the aggregate. In the event the Company issues Common Stock or certain Common Stock derivatives during the six month period following the issuance of the Class A Warrant, excluding specified excluded shares, at a purchase price or conversion or exercise price, as applicable, less than $3.00 per share of Common Stock, the Company must either, at its option (a) repurchase the Units at a repurchase price of $3.00 per Unit issued, or (b) reduce the exercise price of the Group A Warrant (but not the number of shares of Common Stock issuable upon exercise of the Group A Warrant) on a weighted-average basis, in accordance with the formula set forth in the Group A Warrant. The Group A Warrant is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations, reclassifications, and similar corporate events. The Group A Warrant may not be exercised on a cashless basis.

The Company may redeem the Group A Warrant at its option at a price of $0.05 per share if the closing bid price of the Company's Common Stock on the Nasdaq OTCBB on which it is traded exceeds $8.00 per share for a period of 20 consecutive trading days, provided that the Company's redemption right will not be in effect during any period during which the Company does not have in place an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), registering the shares of Common Stock issuable upon exercise of the Group A Warrant.

The Group B Warrant is exercisable to purchase 1,666,667 shares of Common Stock.  The terms of the Group B Warrant is identical to the Group A Warrant, except that the exercise price is $9.00 per share of Common Stock, and the price per share of Common Stock implicating the Company's repurchase rights is $12.00 per share.

The Units, including the shares of Common Stock and Group A Warrant and Group B Warrant included therein, were issued without registration under the Securities Act in reliance upon the exemption from registration set forth in Rule 506 of Regulation D ("Regulation D"), promulgated pursuant to Section 4(2) of the Securities Act, Regulation S promulgated under the Securities Act, and Section 4(6) of the Securities Act. The Company based such reliance upon representations made by the purchaser of the Units to the Company regarding such purchaser's investment intent, sophistication, and status as an "accredited investor," as defined in Regulation D, and on the investor's representations as to its residency and the offshore purchase of the Units, among other things. The Units, including the shares of Common Stock and Group A Warrant and Group B Warrant included therein, and the shares of Common Stock issuable upon exercise of the Group A Warrant and Group B Warrant, may not be offered or sold in the United States absent registration pursuant to the Securities Act or an applicable exemption from the registration requirements of the Securities Act. The share certificates for the Common Stock and the Group A Warrant and Group B Warrant bear restrictive legends permitting the transfer of the securities only in compliance with applicable securities laws.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Our financial statements for the period from inception to October 30, 2007 were audited by Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified Public Accountants.  On November 9, 2007, we engaged Sherb & Co., an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our board of directors. Our termination of our relationship with Michael T. Studer and our engagement of Sherb & Co. was not the result of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Exchange Act as of April 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM  9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

The name, age and position of our officers and director is set forth below:

Name	Age	Position
Ke Wang	27	Chairman
Yan Zhuang	44	Chief Executive Officer and Director
Jake Wei	38	Chief Financial Officer and Director
James Wei	34	Director

The persons named above have held their offices/positions since our inception.  The business experience of each of the directors for at least the past five years includes the following:

Ke Wang.  Mr. Wang founded and was the majority major shareholder of Evers Motion Technology from June 2001 through December 2005.  Evers Motion Technology was a motion picture company located in Beijing, China.  He was also the founder and majority shareholder of  Denis & Ke Consulting, a business consulting firm in China from November 2003 through December 2006.  Since March 2007, he has served as Managing Director and Chief Investment Officer for Protégé Capital Ltd., an investment company located in Beijing, China.  Mr. Wang has a Bachelor degree with First Class Honors from Dublin Business School in Ireland.

Yan Zhuang.  Mr. Zhuang has over 20 years of marketing and general management experience with both entrepreneur and multi-national companies in the areas of consulting, telecom and media business.  Since 2005 Mr.  Zhuang has served as the Senior Vice President of Hands-On Mobile Ltd. in Asia.  From 2000 through June 2005 Mr. Zhuang served Motorola for five years as the Director of marketing for Asia.  Mr. Zhuang received a Bachelor's degree in Telecom from University of Northern Jiao Tong in China and also holds a PhD degree in Statistics and a Master's degree in Marketing from University of Guelph in Canada.  Mr. Zhuang also serves as the Chief Executive Officer and a member of the board of directors of the Chinese Advertisement Company.

Jake Wei.  Mr. Wei has an extensive background in the management of information technology and media companies located in China.  From 1992 through 1997, Mr. Wei was the President of Beijing Xinhai Technology Development Corp. From 2002 to 2006, Mr. Wei served as president of Beijing Quicknet Technology Development Corp., a mobile service provider. Since 2006, Mr. Wei has served as the President of Greater China Media and Entertainment Corp., a media and entertainment company in China. In his role as president, he oversaw a team of over 200 employees, supervising sales/distribution channels, marketing plans and initiatives, product and application development, customer service and system operations.  Mr. Wei has a Bachelors of Science degree in Computer Science from Beijing University of Technology in 1991.  Jake Wei is the brother of James Wei.

James Wei.  Mr. Wei has served as director and president of China YOUTV Corp., an international company located in Beijing, China since March 2007.  Since 2005 Mr. Wei has served as CEO and chairman of the board of directors of HuaJu NetMedia, an Internet company that provides online video viewing services, located in Beijing, China.  Mr. Wei served as Vice President for Beijing XinHai Technology Development Corp., one of the first Internet Service Providers in China, from 2000 to 2004.  James Wei is the brother of Jake Wei.

Committees of the Board of Directors

The board of directors currently has no nominating, audit, compensation, or any other committees.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer, and the members of our board of directors. We expect all of our officers, directors, and employees to act in accordance with the highest standards of personal and professional integrity in all aspects of their activities, to comply with all applicable laws, rules, and regulations, to deter wrongdoing, and abide by the policies and procedures we have adopted.  Any waiver of the code of ethics for any director or executive officer may be made only by our board of directors.  If we make any substantive amendments to the code of ethics or grant any waiver from a provision of the code of ethics to any executive officer or director, we will promptly file a current report on Form 8-K disclosing the amendment or waiver or disclose the nature of the amendment or waiver on our website, or both.

A copy of our code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based on information available to us during fiscal year 2008, we believe that all applicable Section 16(a) filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Since inception and through April 30, 2008, we have not paid any salary, made any bonus payment, or granted any equity or non-equity incentives to any of our executive officers, other than reimbursement of actual expenses incurred by our executive officers in connection with the performance of their duties on behalf of the Company.  We anticipate that we will begin compensating our executive officers during fiscal year 2008, or such later or earlier date as is deemed advisable by our board of directors.  Our executive officers are not a party to employment or other agreements with us regarding employment or compensation.  None of our executive officers are a party to any agreement or arrangement pursuant to which they are entitled to compensation upon termination of employment or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

As of April 30, 2008, we had not granted any equity compensation, including stock options, restricted stock, or stock appreciation rights, to our executive officers.  We are not a party to, and our board of directors has not approved, any form of equity compensation plan or agreement for our executive officers.

Compensation of Directors

Our directors do not receive compensation for their service as members of our board of directors, other than reimbursement of expenses incurred by out directors in connection with the performance of their duties on behalf of the Company.  Our  Bylaws provide that, by resolution of the members of the board of directors, the directors may be paid their expenses, if any, of attendance at each meeting of our board of directors, or paid a fixed sum for attendance at each meeting of the board of directors or a stated salary.

Indemnification of Officers and Directors

Under our Bylaws, we are permitted to indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director, officer, employee, or agent of the Company, or is or was serving at our request as a director, officer, employee, or agent of another entity or organization, against expenses and damages actually and reasonably incurred in connection with such action, suit, or proceeding. This indemnification is available only if the person seeking indemnification acted in good faith and in a manner reasonably believed to be in or not opposed to our best interests, and with respect to any criminal action or proceeding, the person had no reasonable cause to believe his or her conduct was unlawful.  Similarly, we must indemnify such persons in connection with any action or suit brought by or in the right of the Company to procure a judgment in the Company’s favor, provided that no indemnification may be made for any claim to which the person is determined to be liable for gross negligence or willful misconduct in the performance of his or her duties to the Company, unless a court determines the person should be entitled to indemnification.  The indemnification provisions in our Bylaws are not meant to be exclusive of rights our directors and officers may have to indemnification under applicable law, including under the corporate laws of the state of Nevada, our state of incorporation.

Our Bylaws also provide that we may purchase and maintain insurance on behalf of any persons who are or were a director, officer, employee, or agent, or was serving at our request in such capacity, against any liability arising in connection with such position, whether or not we have the power to indemnify that person.  We do not currently maintain any such policies, but we may purchase them in the future.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this report by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of July 17, 2008, we had 21,087,000 shares of common stock outstanding, which excludes 10,500,000 shares of our common stock held pursuant to the Escrow Agreement and subject to issuance.  Unless otherwise provided below, addresses for each shareholder is 10/F Building A, G.T. International Center, Chaoyang District, Beijing, China.  Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  The information below excludes 10,500,000 shares held in escrow subject to the Escrow Agreement executed in connection with the January 2008 share exchange, described under “Business - Background and Business of the Company” above.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock
Executive Officers and Directors:
Ke Wang(1)	2,400,000	11.4%
Jake Wei	-0-	-0-%
James Wei	1,500,000	7.1%
Yan Zhuang	-0-	-0-%
5% Stockholders:
Team Step Investment Limited(2)	1,800,000	8.5%
Chance Smart Holdings Limited(3)	1,700,000	8.1%
Progress Mind Holdings Limited(4)	2,100,000	10%
Market Group Limited(5)	1,700,000	8.1%
High Grow Development Group Limited(6)	1,800,000	8.5%
Sino Return Holdings Limited(7)	2,000,000	9.5%
Ample Sun Development(8)	1,500,000	7.1%
Pride Dragon Group Limited(9)	1,500,000	7.1%

All directors and executive officers as a group (4 persons)	3,900,000	18.5%

(1)
Includes 900,000 shares of common stock held by Protégé Capital Limited, Room 810, Tower C2, Oriental Plaza, 1 East Chang An Avenue, Beijing China.  Ke Wang is the majority shareholder of Protégé Capital Limited.

(2)	Address is 5A-56, No. 21 Lane, WuYi Garden, TongZhou, Beijing, China.
(3)	The address of such stockholder is Room A506, Tian Yuan Apartment, Jian Gong Xi Li, Xuan Wu District, Beijing, P.R. China.
(4)	The address of such stockholder is Room F, 1st Floor, Building No. 4, Xi Meng Peng Yuan, No. 2 Bei Jia Di Road, Feng Tai District, Beijing, China.
(5)	The address of such stockholder is Blk B, 251 Des Veoux Road West, Sai Ying Pun, Hong Kong.
(6)	The address of such stockholder is Room 2302, 23/F, Carnival Commercial Building, 18 Java Road, North Point, Hong Kong.
(7)	The address of such stockholder is Room 1610, 16/F Wellborne Commercial Center, 8 Java Road, North Point, Hong Kong.
(8)	The address of such stockholder is Flt B, 19/F TungHip Commercial Building, 244-252 Des Voeux Road, Central, Hong Kong.
(9)	The address of such stockholder is 3-3-502 PuAnli, FengTai, Beijing, China.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ke Wang and James Wei were shareholders of Orient Come, our wholly-owned subsidiary, prior to the closing of the January 2008 share exchange transaction, and in their capacity of shareholders of Orient Come received no share of our common stock pursuant to the share exchange.  Ke Wang and James Wei currently serve as directors and officers of Orient Come.  James Wei is also a shareholder and officer of the Chinese Advertisement Company.

QingYa Wang may receive up to 2,625,000 shares of the Company's Common Stock under the Escrow Agreement executed in connection with the share exchange transaction.  QingYa Wang is the founder, vice general manager and financial controller of Shine MultiMedia Co., Ltd.  A critical component of our marketing and distribution to KTV clubs is our partnership with Shine under the Service Agreement.  Ms. Wang has over 20 years extensive and deep experience in business management and marketing in the area of information technology, telecom, and media business.  Ms. Wang has been general manager for several companies in the last 20 years.  Ms. Wang founded Shine in 2001 and currently serves as Vice General Manager and Financial Controller of Shine.  Ms. Wang holds a Bachelor of History from Beijing University and was honored of the Master of business administration (MBA) from Beijing University of Posts and Telecommunications in 2006. QingYa Wang is currently served as manager of the Chinese Advertisement Company.

None of our directors are considered independent as independence is defined by the Marketplace Rules of The NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings, and services that are normally provided by our accountant in connection with statutory and regulatory filings or engagements for those fiscal years were as follows:

2008	$25,000	Sherb & Co.
2007	$5,000	Michael T. Studer CPA P.C.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were as follows:

2008	$0	Sherb & Co.
2007	$0	Michael T. Studer CPA P.C.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were as follows:

2008	$0	Sherb & Co.
2007	$0	Michael T. Studer CPA P.C.

All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported above were:

2008	$0	Sherb & Co.
2007	$0	Michael T. Studer CPA P.C.

We do not have an audit committee of our board of directors.  Our board of directors must pre-approve the engagement of and all accounting-related activities of our accountants and auditors prior to the performance of any services by such accountants or auditors.  None of the services described above were approved by an audit committee pursuant to paragraph (c)(7)(i)(B) of Rule 2-01 of Regulation S-X under the Exchange Act, to the extent that rule was applicable during fiscal years 2008 and 2007.  However, the services were approved by our full board of directors.

PART IV

ITEM 15.  EXHIBITS.

(a) Financial Statements and Schedules.

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b) Exhibit Listing

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 12, 2008.

K's Media

By:	/s/ Ke Wang
Ke Wang
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July __, 2008.

Signature	Title
/s/ Ke Wang Ke Wang	Chairman
/s/ Yan Zhuang Yan Zhuang	Chief Executive Officer and Director
/s/ Jake Wei Jake Wei	Chief Financial Officer and Director
/s/ James Wei James Wei	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of December 23, 2007 (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed January 18, 2008).
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form SB-2 filed with Commission on July 20, 2006).
3.2*	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the state of Nevada on February 15, 2008.
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed with Commission on July 20, 2006).
10.1
Escrow Agreement, dated as of December 23, 2007, among the Company and Orient Come Holdings Limited, Arnstein & Lehr LLP, Beijing K’s Media Advertising Ltd. Co., Yan Zhuang, Yong Lu, Lin Chang, LiHong Wu, and Qing Ya Wang (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed January 18, 2008).

10.2
Option Agreement, dated as of December 23, 2007 among Orient Come Holdings Limited, Beijing K’s Media Advertising Ltd. Co., Kun Wei, and Yong Lu (Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed January 18, 2008).

10.3
Business Cooperation Agreement, dated as of December 23, 2007, among the Company and Orient Come Holdings Limited and Beijing K’s Media Advertising Ltd. Co. (Incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed January 18, 2008).

10.4
Equity Pledge Agreement, dated as of December 23, 2007, among Orient Come Holdings Limited, Beijing K’s Media Advertising Ltd. Co., Kun Wei, and Yong Lu (Incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed January 18, 2008).

10.5
Service Agreement between K's Media and Shine Multimedia Co., Ltd., dated as of December 23, 2007 (Incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed January 18, 2008).

10.6	Subscription Agreement between the Company and Fu, Song Yang (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.7	Form of Group A Warrant (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.8	Form of Group B Warrant (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
14.1*	Code of Ethics.
21.1*	List of subsidiaries.
23.1*	Consent of Sherb & Co.
23.2	Consent of Michael T. Studer CPA P.C.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.