Form 10-Q
period 2008-07-31
K's Media
filed 2008-09-19
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the quarterly period ended July 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

K's Media

(Name of small business issuer in its charter)

Commission File Number 000-52760

Nevada	75-3263792
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

10/F Building A, G.T. International Tower,
ChaoYang District, Beijing, China, 100020

(Address of principal executive offices, including zip code.)

86-10-5921-2230

(Registrant's Telephone Number)

The Company is a Shell company: Yes [ ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of September 15, 2008, the Company has 33,303,667 shares of common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
July 31, 2008 and April 30, 2008

	July 31,	April 30,
(Expressed in U.S. Dollars)	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$4,868,155	$1,152,852
Prepaid expenses and other receivable	386,984	308,296

Total current assets	5,255,139	1,461,148

Equipment	25,496	15,019

Total assets	$5,280,635	$1,476,167

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$108,367	$98,226
Amount due to related parties	51,404	242,423

Total liabilities	159,771	340,649

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
33,303,667 and 31,637,000 issued and outstanding respectively	333	317
Additional paid-in capital	6,101,596	1,507,776
Accumulated other comprehensive loss	36,477	16,558
Accumulated Deficit	(1,017,542)	(389,133)

Total stockholders' equity	5,120,864	1,135,518

Total liabilities and stockholders' equity	$5,280,635	$1,476,167

(The accompanying notes are an integral part of these consolidated financial statements)

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
For the three months ended July 31, 2008, period ended July 31, 2007 and the period from inception (June 18, 2007) toJuly 31, 2008
(Unaudited)

			Period from
	Three months	Period	inception
	ended	ended	(June 18, 2007) to
(Expressed in U.S. Dollars)	July 31, 2008	July 31, 2007	July 31, 2008

Revenues
Sales	$-	$-	$-
Cost of good sold	(276,448)	-	(319,225)
Gross profit (loss)	(276,448)	-	(319,225)

Expenses
Accounting and audit fees	3,697	-	60,790
Administrative and general	107,111	-	165,125
Consulting fees	88,278	-	192,951
Legal and professional fees	3,543	-	42,714
Salaries and benefits	67,614	-	125,712
Travel & promotion	90,804	-	100,404
Foreign exchange loss	(1,296)	-	27,481
Total operating costs and expenses	359,751	-	715,177

Loss from operations	(636,199)	-	(1,034,402)

Interest income	7,790	-	16,860

Net Loss	$(628,409)	$-	$(1,017,542)

Net loss per share
Basic and diluted	$(0.02)	$-	$(0.04)

Number of common shares used to
compute loss per share
Basic and diluted	31,908,739	13,000,000	26,200,570

(The accompanying notes are an integral part of these consolidated financial statements)

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from Inception (June 18, 2007) to July 31, 2008
(Unaudited)

					Accumulated
					other	Total
	Common Stock		Additional		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	income	Equity

Balance, Inception (June 18, 2007)	13,000,000	$130	$1,287,120	$-	$-	$1,287,250
Issuance of 2,000,000 shares for finder's fee						-
to acquire Orient Come Holdings Limited	2,000,000	20	(20)			-
Issuance of common stock for the acuqisition
of K's Media Advertising	10,500,000	105	(105)			-
Issuance of common stock pursuant to
Consultancy Services Agreement	50,000	1	274,499			274,500
Recapitalization upon reverse acquisition of						-
Orient Come Holdings Limited	6,087,000	61	(53,718)			(53,657)

Foreign translation adjustment					16,558	16,558
Net loss for the period				(389,133)		(389,133)
Comprehensive loss						(372,575)

Balance, April 30, 2008	31,637,000	$317	$1,507,776	$(389,133)	$16,558	$1,135,518
Common stock issued in private placement
in July 2008	1,666,667	16	4,593,820			4,593,836

Foreign translation adjustment					19,919	19,919
Net loss for three months ended July 31, 2008				(628,409)		(628,409)
Comprehensive loss						(608,490)

Balance, July 31, 2008	33,303,667	$333	$6,101,596	$(1,017,542)	$36,477	$5,120,864

(The accompanying notes are an integral part of these consolidated financial statements)

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three months ended July 31, 2008, period ended July 31, 2007 and the period from Inception (June 18, 2007) to July 31, 2008
(Unaudited)
			Period from
	Three months	Period	inception
	ended	ended	(June 18, 2007) to
(Expressed in U.S. Dollars)	July 31, 2008	July 31, 2007	July 31, 2008

Cash flows provided by (used in) operating activities
Net loss	$(628,409)	-	$(1,017,542)
Depreciation expense	800	-	854
Non-cash consulting fees	68,613		125,801
Changes in operating assets and liabilities:
Prepaid expenses and other receivable	(147,301)	-	(203,140)
Accounts payable and accrued liabilities	10,141	-	26,961
Amount due to related parties	(191,019)	-	(134,646)
Net cash used in operating activities	(887,175)	-	(1,201,712)

Cash flows provided by (used in) investing activities
Purchasing fixed assets	(11,277)	-	(26,350)
Cash transferred in from recapitalization	-	-	8,280
Net cash used in investing activities	(11,277)	-	(18,070)

Cash flows provided by (used in) financing activities
Private Placement	4,593,836	-	5,881,086
Loans from related parties	-	-	170,374
Net cash provided by financing activities	4,593,836	-	6,051,460

Effect of foreign exchange rate	19,919	-	36,477

Increase in cash	3,715,303	-	4,868,155

Cash, beginning of period	1,152,852	-	-
Cash, end of period	$4,868,155	$-	$4,868,155

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for recapitalization	$-	$-	$130
Common stock issued for acquisition of K's Media Advertising	$-	$-	$105
Common stock issued for finder's fees	$-	$-	$20

(The accompanying notes are an integral part of these consolidated financial statements)

K'S MEDIA
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008

1. Nature of Operations and Going Concern

Nature of Operations

Kinglake Resources Inc. (the "Company") was incorporated in the State of Nevada on April 14, 2006 and engaged in the business of conducting research in the form of exploration of mineral property. In April 2006, the Company acquired a mining claim located in the Province of British Columbia. In September 2007, the Company wrote down the property to $nil according to the recommendation of the Company’s geologist as the property had minimal value for mining. The mining claim expired April 18, 2007.

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

The Share Exchange Agreement is considered a reverse acquisition with Orient Come effectively assuming control of the Company. The Company (the legal acquirer of Orient Come) in substance is the accounting acquiree and Orient Come (the legal acquiree of the Company) is the accounting acquirer. The consolidated financial statements presented are those of Orient Come, the accounting acquirer at historical cost. Orient Come commenced operations on June 18, 2007. The financial statements presented are from June 18, 2007 (inception) through April 30, 2008 (the “2008 period”).

On March 11, 2008, the Company changed its name to K's Media.

The following agreements were entered into concurrent with the Share Exchange Agreement:

(a) Escrow Agreement:

The Company entered into an Escrow Agreement (“Escrow Agreement”) with K’s Media and shareholders of K’s Media effective December 23, 2007. Pursuant to the Escrow Agreement, the Escrow Shares will be deposited or held in an escrow account with an escrow agent. 7,875,000 (75% of 10,500,000) of the Escrow Shares are being held as security upon achievement of $2,118,789 of audited signed sales from K’s Media’s operations for K’s Media fiscal year ended December 31, 2008 (the “2008 Performance Threshold”) and $15,980,447 of the audited signed sales from K’s Media’s operations results for K’s Media fiscal year ended December 31, 2009 (the “2009 Performance Threshold”), and $36,929,605 of the audited signed sales from K’s Media’s operations results for K’s Media fiscal year ended December 31, 2010 (the “2010 Performance Threshold”). If K’s Media achieved each of the 2008, 2009 and 2010 Performance Threshold, one third of the Escrow Shares will be released to shareholders of K’s Media every year for a total of 3 years. If Performance Threshold is not achieved, a number of Escrow Shares (such number to be determined by the formula as set forth in the Escrow Agreement) will be returned to the Company for cancellation. Upon the termination of the Escrow agreement, any and all Escrow shares remaining in the Escrow account shall be returned to the Company for cancellation.  The remaining 2,625,000 being held as security for K's Media entering into advertising agreements with KTV clubs facilitated by the service provider. If at the end of fiscal year ended December 31, 2008 the service provider has signed up less than 300 KTV clubs under advertising agreements with K's Media, then 60% of the 2,625,000 shares shall be cancelled.  If at the end of K’s Media fiscal year ended December 31, 2009 and K’s Media fiscal year ended December 31, 2010 the service provider has facilitated less than 600 advertising agreements per each year, then 20% of the 2,625,000 shares shall be cancelled respectively.

On Jan 31, 2008 the Escrow Agreement was amended pursuant to Amendment No. 1 to the Escrow Agreement to provide that, in addition to the original release terms, in the event of a merger or consolidation of the Company on or prior to the end of April of the fiscal year 2011, with or into another corporation or any other entity or the exchange of substantially all of the outstanding stock of the Company for shares of another entity or other property in which, after any such transaction the prior shareholders of the Company own less than fifty percent (50%) of the voting shares of the continuing or surviving entity, or in the event of the sale of all or substantially all of the assets of the Company, then all of the Escrowed Shares shall be released and distributed to the Shareholders of the Chinese Advertising Company.

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

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At July 31, 2008, the Company has accumulated losses of $1,017,542 since inception. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2009. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of July 31, 2008 and April 30, 2008, and the results of operations for three months ended July 31, 2008 and 2007 and cash flows for the three months ended July 31, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

3. Loss Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

			Period from
			inception
	Three months ended		(June 18, 2007) to
	July 31,		July 31,
	2008	2007	2008

Numerator - net loss available to
common stockholders	$ (628,409)	$ -	$ (1,017,542)

Denominator - weighted average number
of common shares outstanding	31,908,739	13,000,000	26,200,570

Basic and diluted loss per common share	$ (0.02)	$ -	$ (0.04)

3. Prepaid expenses and other receivable

As of July 31, 2008 prepaid expenses and other receivable consist of the following:

	July 31,	April 30,
	2008	2008
	(unaudited)
Prepaid trade expenses	$ 222,837	$ 43,495
Prepaid consultants and corporate expenses	164,097	264,751
Other receivable	50	50
	$ 386,984	$ 308,296

4. Accounts Payable and Accrued Liabilities

As of July 31, 2008 accounts payable and accrued liabilities consist of the following:

	July 31,	April 30,
	2008	2008
	(unaudited)
Trade debt	$ 108,367	$ 55,293
Accrued salaries	-	42,933
	$ 108,367	$ 98,226

	July 31,	April 30,
	2008	2008
	(unaudited)
Computer equipment	$ 19,037	$ 15,075
Office equipment	7,323	-
	26,360	15,075
Less: accumulated depreciation	(865)	(56)
	$ 25,495	$ 15,019

5. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in their Articles of Incorporation. At July 31, 2008, the Company did not have any outstanding preferred stock.

(b) Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock with a par value of $0.00001 per share under terms and conditions as set forth in their Articles of Incorporation.

On December 10, 2007, the Company effectuated a 3 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

Prior to the Share Exchange Agreement, the Company had 6,087,000 issued and outstanding shares of common stock that have been presented as a recapitalization upon the reverse acquisition of Orient Come Holdings Limited.

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

In February 2008 the Company entered into a business advisory agreement for one year. Under this agreement the Company issued $50,000 shares of common stock valued at market totaling $274,500. The Company has expensed $125,801 of this agreement. 148, 699 is included in prepaid expenses as of July 31, 2008.

On July 17, 2008, the "Company" completed the sale of 1,666,667 units of its securities (the "Units"), with each Unit consisting of (a) one share of the Company's Common Stock, par value $0.00001 per share (the "Common Stock"), (b) a warrant to purchase one share of Common Stock at a purchase price of $6.00 per share of Common Stock (the "Group A Warrant"), and (c) a warrant to purchase one share of Common Stock at a purchase price of $9.00 per share of Common Stock (the "Group B Warrant"), for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000. The Company sold the Units to a single investor pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended, and the offering of the Units is now terminated. The Company used the net proceeds from the sale of the Units for working capital and general corporate purposes. The total cost for the $5,000,000 private placement was $406,164, resulting in a net proceed of $4,593,836.

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

6. Related Party Balances/Transactions

At July 31, 2008, the Company is indebted to a director of the company for $35,717 (April 30, 2008: $186,050), which is non-interest bearing, unsecured, and due on demand.

During the three months ended July 31, 2008, the Company paid $15,916 (2007: $0) in consulting fees to a related party of the Company’s President and CEO. As of July 31, 2008, the Company owes $15,687 (April 30, 2008: $56,373) to this related party for services rendered.

7. Operating Risk

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

On January 18, 2008 (the "Closing Date"), Kinglake Resources, Inc., ( later changed name to K’s Media, here after refers to as the "Registrant" or the "Company") completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007, with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic Of China ("Chinese Advertising Company" or “K's Media").  Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to us all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of our common stock (the "Acquisition"). As a result of the Acquisition, Orient Come became our wholly-owned subsidiary and the Orient Come Shareholders and/or their designated third parties acquired in the aggregate approximately 62% of our issued and outstanding stock.

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

The Registrant changed its name to K's Media on March 11, 2008, which will be more consistent with its business activities in the media and advertis in China.

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

Result of Activities for the period ended July 31, 2008

Cash was $4,868,155 on July 31, 2008, an increase of $3,715,303 compared to last quarter’s $1,152,852. The increase was mainly due to the receipt of the net proceeds of an offering of our common stock of approximately $5,000,000.

Expense was $359,715 compared to $355,426 of last quarter. The change was due to increased adminstrative and general fee..

As of July 31, 2008, our total assets were $5,280,635 and our total liabilities were $159,771

.
Liquidity and Capital Resources

On July 17, 2008, the Company completed US$5 Million unit Offering and expected to use the net proceeds from the sale of the Units for working capital and general corporate purposes.

On July 31, 2008, the Company is indebted to a director of the company for $35,717 (April 30, 2008: $186,050), which is non-interest bearing, unsecured, and due on demand.

During the three months ended July 31, 2008, the Company paid $15,916 (2007: $0) in consulting fees to a related party of the Company’s President and CEO. As of July 31, 2008, the Company owes $15,687 (April 30, 2008: $56,373) to this related party for services rendered.

Off Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements, which has not been consolidated.

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

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective July 17, 2008, the "Company" completed the sale of 1,666,667 units of its securities (the "Units"), with each Unit consisting of (a) one share of the Company's common stock, par value $0.0001 per share (the "Common Stock"), (b) a warrant to purchase one share of Common Stock at a purchase price of $6.00 per share of Common Stock (the "Group A Warrant"), and (c) a warrant to purchase one share of Common Stock at a purchase price of $9.00 per share of Common Stock (the "Group B Warrant"), for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000.00. The Company sold the Units to a single investor pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended, and the offering of the Units has now terminated. The Company expects to use the net proceeds from the sale of the Units for working capital and general corporate purposes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of September, 2008.

K's Media
(the "Registrant")

BY: Ke Wang
Ke Wang Chairman