Form 10-Q
period 2008-10-31
K's Media
filed 2008-12-16
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes No 

Commission File Number 000-52760

K's Media

(Name of small business issuer in its charter)

Nevada	75-3263792
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

10/F Building A, G.T. International Tower,
ChaoYang District, Beijing, China, 100020

(Address of principal executive offices, including zip code.)

86-10-5921-2230

(Registrant's Telephone Number)

The Company is a Shell company: Yes [ ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 15, 2008, the Company has 33,416,167 shares of common stock issued and 22,916,167 outstanding.

K's Media

Form 10-Q for the period ended October 31, 2008

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION

TOC

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
October 31, 2008 and April 30, 2008

	October 31,	April 30,
(Expressed in U.S. Dollars)	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash	$3,152,069	$1,152,852
Accounts receivable	49,722	-
Prepaid expenses and other receivable	897,819	308,296

Total current assets	4,099,610	1,461,148

Equipment	51,134	15,019

Total assets	$4,150,744	$1,476,167

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$81,988	$98,226
Amount due to related parties	15,534	242,423

Total liabilities	97,522	340,649

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
33,416,167 and 31,637,000 issued and
22,916,167 and 21,137,000 outstanding , respectively	334	317
Additional paid-in capital	6,742,845	1,507,776
Accumulated other comprehensive loss	43,311	16,558
Deficit	(2,733,268)	(389,133)

Total stockholders' equity	4,053,222	1,135,518

Total liabilities and stockholders' equity	$4,150,744	$1,476,167

(The accompanying notes are an integral part of these consolidated financial statements)

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Period from	Period from
	Three months	Three months		Six months	inception	inception
	ended	ended		ended	(June 18, 2007) to	(June 18, 2007) to
(Expressed in U.S. Dollars)	October 31, 2008	October 31, 2007		October 31, 2008	October 31, 2007	October 31, 2008

Revenues
Sales	$49,479	$-		$49,479	$-	$49,479
Cost of good sold	(575,841)	-		(852,289)	-	(895,066)
Gross profit (loss)	(526,362)	-		(802,810)	-	(845,587)

Expenses
Accounting and audit fees	10,531	-		14,228	-	71,321
Administrative and general	143,696	1		250,807	1	308,821
Consulting fees	75,121	-		163,399	-	268,072
Legal and professional fees	992	-		4,535	-	43,706
Salaries and benefits	841,038	-		908,652	-	966,750
Travel & promotion	98,798	-		189,602	-	199,202
Foreign exchange loss	26,527	-		25,231	-	54,008
Total operating costs and expenses	1,196,703	1		1,556,454	1	1,911,880

Loss from operations	(1,723,065)	(1)	-	(2,359,264)	(1)	(2,757,467)

Interest income	7,339	2,867		15,129	2,867	24,199

Net Loss	$(1,715,726)	$2,866		$(2,344,135)	$2,866	$(2,733,268)

Net loss per share
Basic and diluted	$(0.08)	$0.00		(0.11)	0.00	$(0.13)

Number of common shares used to
compute loss per share
Basic and diluted	22,833,015	13,000,000		22,120,877	13,000,000	21,474,392

(The accompanying notes are an integral part of these consolidated financial statements)

TOC

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from Inception (June 18, 2007) to October 31, 2008
(Unaudited)

					Accumulated
					other	Total
	Common Stock		Additional		comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	income	Equity

Balance, Inception (June 18, 2007)	13,000,000	$130	$1,287,120	$-	$-	$1,287,250
Issuance of 2,000,000 shares for finder's fee						-
to acquire Orient Come Holdings Limited	2,000,000	20	(20)			-
Issuance of common stock for the acuqisition
of K's Media Advertising	10,500,000	105	(105)			-
Issuance of common stock pursuant to
Consultancy Services Agreement	50,000	1	274,499			274,500
Recapitalization upon reverse acquisition of						-
Orient Come Holdings Limited	6,087,000	61	(53,718)			(53,657)

Foreign translation adjustment					16,558	16,558
Net loss for the period				(389,133)		(389,133)
Comprehensive loss						(372,575)

Balance, April 30, 2008	31,637,000	$317	$1,507,776	$(389,133)	$16,558	$1,135,518
Common stock issued on private placement
in July 2008 (at $3 per share)	1,666,667	16	4,593,820			4,593,836
Issuance of warrants on private placement
in July 2008						-
Issuance of common shares as employee benefits	112,500	1	641,249			641,250

Foreign translation adjustment					26,753	26,753
Net loss for six months ended October 31, 2008				(2,344,135)		(2,344,135)
Comprehensive loss						(2,317,382)

Balance, October 31, 2008	33,416,167	$334	$6,742,845	$(2,733,268)	$43,311	$4,053,222

(The accompanying notes are an integral part of these consolidated financial statements)

TOC

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

		Period from	Period from
	Six months	inception	inception
	ended	(June 18, 2007) to	(June 18, 2007) to
(Expressed in U.S. Dollars)	October 31, 2008	October 31, 2007	October 31, 2008

Cash flows provided by (used in) operating activities
Net Income (loss)	$(2,344,135)	$2,866	$(2,733,268)
Depreciation expense	2,525	-	2,579
Non-cash consulting fees	137,226	-	194,414
Non-cash employee benefits	641,250	-	641,250
Changes in operating assets and liabilities:
Accounts receivable	(49,722)	-	(49,722)
Prepaid expenses and other receivable	(726,749)	-	(782,588)
Accounts payable and accrued liabilities	(16,238)	-	582
Amount due to related parties	(226,889)	-	(170,516)
Net cash used in operating activities	(2,582,732)	2,866	(2,897,269)

Cash flows provided by (used in) investing activities
Purchasing fixed assets	(38,141)	-	(53,214)
Cash transferred in from recapitalization	-	-	8,280
Net cash used in investing activities	(38,141)	-	(44,934)

Cash flows provided by (used in) financing activities
Issuance of common stock and warrants	4,593,836	1,287,250	5,881,086
Loans from related parties	-	-	170,374
Net cash provided by financing activities	4,593,836	1,287,250	6,051,460

Effect of foreign exchange rate	26,254	2,967	42,812

Increase in cash	1,999,217	1,293,083	3,152,069

Cash, beginning of period	1,152,852	-	-
Cash, end of period	$3,152,069	$1,293,083	$3,152,069

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for recapitalization	$-	$-	$130
Common stock issued for acquisition of K's Media Advertising	$-	$-	$105
Common stock issued for finder's fees	$-	$-	$20
Common stock issued for employee benefits	$641,250	$-	$641,250

(The accompanying notes are an integral part of these consolidated financial statements)

K'S MEDIA
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

TOC

1. Nature of Operations and Going Concern

Nature of Operations

Kinglake Resources Inc. (the "Company") was incorporated in the State of Nevada on April 14, 2006 and engaged in the business of conducting research in the form of exploration of mineral property. In April 2006, the Company acquired a mining claim located in the Province of British Columbia. In September 2007, the Company wrote down the property to $nil according to the recommendation of the Company's geologist as the property had minimal value for mining. The mining claim expired April 18, 2007.

On January 18, 2008, the Company completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007 with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co. ("K's Media"), a limited liability company organized under the laws of the People's Republic of China ("China"). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to the Company all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of the Company's common stock (the "Acquisition"). As a result of the Acquisition, Orient Come became the Company's wholly-owned subsidiary and the Orient Come Shareholders and/or their designated third parties acquired in the aggregate approximately 62% of the Company’s issued and outstanding stock. In connection with the Share Exchange Agreement, the Company issued 2,000,000 shares of its common stock as a finder's fee to a third party. K's Media and their shareholders have not received shares of the Company under the terms of the of the Share Exchange Agreement as there were restrictions under the Chinese laws with regards to foreign ownership of Chinese companies engaged in media related activities. Upon such time that such laws are lifted, the shareholders of K's Media may have a direct ownership stake in the Company.

Concurrent with the Share Exchange Agreement, the Company entered into a series of agreement with K's Media and the shareholders of K's Media (see Note 1(a) to (d) for details). Included among these agreements is a Business Cooperation Agreement. Under this agreement the Company effectively controls K's Media. As a result of the Business Cooperation Agreement, K’s Media is deemed to be a subsidiary of the Company under FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) ("FIN 46 (R)") and Emerging Issue Task Force 97-2 (“EITF 97-2”): Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

On February 22, 2008 Orient Come assigned its rights and obligations under the Business Cooperation Agreement to K's Media Broadcasting Cultural Co. Ltd. ("K's Media Broadcasting") (see Note 1(b) for details). K's Media Broadcasting, a company organized under the laws of China, is a wholly owned subsidiary of the Company.

As a result of the Share Exchange Agreement, the Company is involved in the advertising business that targets at high end consumers in China by placing premium brand advertising in "enterainment" clubs on behalf of top-tier consumer products clients. enterainment clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.

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

On March 11, 2008, the Company changed its name to K's Media.

The following agreements were entered into concurrent with the Share Exchange Agreement:

(a) Escrow Agreement:

The Company entered into an Escrow Agreement (“Escrow Agreement”) with K's Media and shareholders of K's Media effective December 23, 2007. Pursuant to the Escrow Agreement, the Escrow Shares will be deposited or held in an escrow account with an escrow agent. 7,875,000 (75% of 10,500,000) of the Escrow Shares are being held as security upon achievement of $2,118,789 of audited signed sales from K's Media's operations for K's Media fiscal year ended December 31, 2008 (the "2008 Performance Threshold") and $15,980,447 of the audited signed sales from K's Media's operations results for K's Media fiscal year ended December 31, 2009 (the "2009 Performance Threshold"), and $36,929,605 of the audited signed sales from K's Media's operations results for K's Media fiscal year ended December 31, 2010 (the "2010 Performance Threshold"). If K's Media achieved each of the 2008, 2009 and 2010 Performance Threshold, one third of the Escrow Shares will be released to shareholders of K’s Media every year for a total of 3 years. If Performance Threshold is not achieved, a number of Escrow Shares (such number to be determined by the formula as set forth in the Escrow Agreement) will be returned to the Company for cancellation. Upon the termination of the Escrow agreement, any and all Escrow shares remaining in the Escrow account shall be returned to the Company for cancellation.  The remaining 2,625,000 being held as security for K's Media entering into advertising agreements with enterainment clubs facilitated by the service provider. If at the end of fiscal year ended December 31, 2008 the service provider has signed up less than 300 enterainment clubs under advertising agreements with K's Media, then 60% of the 2,625,000 shares shall be cancelled.  If at the end of K's Media fiscal year ended December 31, 2009 and K's Media fiscal year ended December 31, 2010 the service provider has facilitated less than 600 advertising agreements per each year, then 20% of the 2,625,000 shares shall be cancelled respectively.

 TOC

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

On September 4, 2008 the Company entered into amendment 2 to the Escrow Agreement made as of the 23rd day of December 2007 by and between K’s Media; Orient Come Holdings Limited; Beijing K's Media Advertising Ltd. Co.; the Company’s management personnel; and Arnstein & Lehr LLP, a law firm.  Pursuant to the amendment Zhuang, Yan; Chang, Lin and Wu, LiHong each transferred the right to receive 100,000 escrowed shares, and Lu, Yong assigned the right to receive 300,000 escrowed shares, to Andy Pang.  Mr. Pang currently serves as Chief Operating Officer of the Company. The assigned escrowed shares of common stock remain subject to the escrow agreement, as amended.

(b) Business Cooperation Agreement:

Pursuant to the provisions of the Business Cooperation Agreement, K's Media retained the services of Orient Come in relation to the current and proposed operations of K's Media's business in China ("Orient Come's Services").  Under the Business Cooperation Agreement, K's Media will remit a quarterly consulting fee, equal to 80% of its quarterly revenues after deduction of direct operating costs, expenses and taxes in consideration of Orient Come's Services.

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

(c) Exclusive Option Agreements:

An Exclusive Option Agreements entered into by and the Company, shareholders of K's Media and K's Media effective as of December 23, 2007, the shareholders of  K's Media, irrevocably granted to the Company or its designated party an exclusive option to purchase, to the extent permitted by China law, a portion or all of their respective equity interests in  K's Media for a purchase price of $100. The Company or its designated party has the sole discretion to decide when to exercise the option, whether in part or in full. Each of these agreements has a twenty-year term, subject to renewal at the Company's election.

 (d) Equity Pledge Agreements:

A series of Equity Pledge Agreements entered into by and among the Company, K's Media and shareholders of K's Media dated December 23, 2007, the shareholders of K's Media pledge, all of their equity interests in K's Media to guarantee the performance of K's Media in its obligations under the Exclusive Business Cooperation Agreement. If K's Media or any of its shareholders breaches his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, the Company, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The shareholders of K's Media agree not to dispose of the pledged equity interests or take any actions that would prejudice the Company's interest, and to notify the Company of any events or upon receipt of any notices which may affect the Company's interest in the pledge. Each of the equity pledge agreements will be valid until all the payments due under the Exclusive Business Cooperation Agreement have been fulfilled.

TOC

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At October 31, 2008, the Company has accumulated losses of $2,733,268 since inception. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2009. The future of the Company hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of October 31, 2008 and April 30, 2008, and the results of operations for three months ended October 31, 2008 and 2007, the six months ended October 31, 2008, the period from inception (June 18, 2007) to October 31, 2007, the period from inception (June 18, 2007) to October 31, 2008, and the changes in stockholders’ equity (deficiency) for the period from inception (June 18, 2007) to April 30, 2008, the six months ended October 31, 2008 and cash flows for the six months ended October 31, 2008, the period from inception (June 18, 2007) to October 31, 2007, the period from inception (June 18, 2007) to October 31, 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

3. Significant Accounting Policies

-	Revenue Recognition

The Company recognizes revenue of advertising and promotion services when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized when services have been rendered. Amounts received from customers in advance of the period in which service is rendered are deferred and recorded on the balance sheet as a liability under "deferred revenues."

TOC

-	Principles of Consolidation

The accompanying consolidated financial statements of K's Media( Registrant, formerly known as Kinglake), Oriental Come Holdings Ltd(100% owned subsidiary), Beijing K's Media Broadcasting Ltd.Co(100% owned subsidiary) and Beijing K's Media Advertising Ltd.Co, which is deemed to be Variable Interest Entity of the Company through contractual relationship. This consolidation is required by the standards of Accounting Research Bulletin 51, Consolidated Financial Statements, Statement 94 of the Financial Accounting Standards Board (FASB), Consolidation of All Majority-Owned Subsidiaries, FASB Interpretation 46(R) Consolidation of Variable Interest Entities, Issue 04-05 of the Emerging Issues Task Force of the FASB, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and FASB Staff Position SOP 78-9-1, Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-05.

-	Estimates

Our preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.

-   Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

-  Equipment

We record equipment at cost. We provide for depreciation using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years.

-  Foreign Currency Translation

We translate assets and liabilities of our subsidiaries in China  at the exchange rate prevailing at October 31, 2008 and April 30, 2008, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated comprehensive income (loss) in stockholders' equity.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

TOC

3. Loss Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share”.  Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three months ended		Six months ended	Period from Inception (June 18, 2007) to	Period from inception (June 18, 2007) to
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008

Numerator - net income (loss) available to
common stockholders	$ (1,715,726)	$ 2,866	$ (2,344,135)	$ 2,866	$ (2,733,268)

Denominator - weighted average number
of common shares outstanding	22,833,015	13,000,000	22,120,877	13,000,000	21,474,392

Basic and diluted loss per common share	$ (0.08)	$ 0.00	$ (0.11)	$ 0.00	$ (0.13)

4. Prepaid expenses and other receivable

As of October 31, 2008 prepaid expenses and other receivable consist of the following:

	October 31,	April 30,
	2008	2008
	(unaudited)
Prepaid trade expenses	$ 478,449	$ 43,495
Prepaid consultants and corporate expenses	93,442	264,751
Other receivable	325,928	50
	$ 897,819	$ 308,296

TOC

5. Accounts Payable and Accrued Liabilities

As of October 31, 2008 accounts payable and accrued liabilities consist of the following:

	October 31,	April 30,
	2008	2008
	(unaudited)
Trade debt	$ 81,988	$ 55,293
Accrued salaries	-	42,933
	$ 81,988	$ 98,226

6. Equipment

	October 31,	April 30,
	2008	2008
	(unaudited)
Computer equipment	$ 45,766	$ 15,075
Office equipment	7,963	-
	53,729	15,075
Less: accumulated depreciation	(2,594)	(56)
	$ 51,135	$ 15,019

7. Capital Stock

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

TOC

On December 10, 2007, the Company effectuated a 3 for 1 forward stock split. The financial statements have been retroactively adjusted to reflect this stock split.

In December 2007, the Company issued 10,500,000 shares into escrow pursuant to a Share Exchange Agreement and an Escrow Agreement. See Note 1(b) for details.

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

In February 2008 the Company entered into a business advisory agreement for one year. Under this agreement the Company issued 50,000 shares of common stock valued at market totaling $274,500. The Company has expensed $179,016 of this agreement. $95,484 is included in prepaid expenses as of October 31, 2008.

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

TOC

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

The Group B Warrant is exercisable to purchase 1,666,667 shares of Common Stock.  The terms of the Group B Warrant is identical to the Group A Warrant, except that the exercise price is $9.00 per share of Common Stock, and the price per share of Common Stock initiating the Company's repurchase rights is $12.00 per share.

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

On October 8, 2008, the Company issued 112,500 shares of Common Stock at a fair market value of $641,250 for services. The amount is recorded as a contribution to the additional paid in capital.

TOC

8. Related Party Balances/Transactions

During the three-month and six-month periods ended October 31, 2008, the Company paid $6,508 (2007: $nil) and $22,424 (2007: $nil) in consulting fees to a related party of the Company’s President and CEO respectively. As of October 31, 2008, the Company owes $18,957 (April 30, 2008: $56,373) to this related party for services rendered.

At October 31, 2008, a director of the company received advances from the Company for expenses to be incurred on behalf of the Company of $3,423 (April 30, 2008: $nil), which is non-interest bearing, unsecured, and due on demand.

9. Operating Risk

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

TOC

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

Accordingly, the Company's business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments of China. The Chinese economy differs from the economies of most developed countries in many respects, including: (i) the amount of government involvement, (ii) the level of development, (iii) the growth rate, (iv) the control of foreign exchange, and (v) the allocation of resources.

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

10. Subsequent Event

In November 2008, the Company entered into a financing and investor relations agreement for eight months. Under this agreement the Company issued 900,000 shares of Common Stock valued at market totaling $5,130,000 and $25,000 in cash. The Company will amortize the whole amount over the eight-month service period.

TOC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview of the Company's Business

On January 18, 2008 (the "Closing Date"), Kinglake Resources, Inc., ( later changed name to K's Media, here after refers to as the "Registrant" or the "Company") completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007, with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic Of China ("Chinese Advertising Company" or “K's Media").  Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to us all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of our common stock (the "Acquisition"). As a result of the Acquisition, Orient Come became our wholly-owned subsidiary.

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

Our current corporate structure is set forth below:

TOC

Prior to the Acquisition, we were a public "shell" company with nominal assets. We were incorporated in the State of Nevada in April 14, 2006 and engaged in the business of conducting research in the form of exploration of our mining interest. In September 2007, a review of the aeromagnetic of our property shows no apparent anomalies and the geologist recommend no further work on this property. Our management then began to pursue an acquisition strategy, whereby we sought to acquire businesses that provide room for growth.

As a result of the acquisition, we engaged in media and advertising throughout China.  The Chinese Advertising Company is an emerging media company that targets high end consumers in China by placing premium brand advertising in entertainment clubs on behalf of top-tier consumer products clients. entertainment clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.

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

The Chinese Advertising Company signs advertising agreements with companies in the cosmetics, beverage, automobile and other consumer goods sectors. K's Media also signs advertisement placement agreements with top entertainment clubs chains in Beijing, Shanghai, Guangzhou, Shenzhen, Hangzhou and other major Chinese cities. K's Media then promotes its clients brands at the entertainment clubs via advertising and promotional events.  K's Media has signed agreements with more than three hundred top-ranked entertainment clubs in Beijing, Shanghai, Guangzhou, Shenzhen and other large cities, representing thousands of screens.  Advertisements will be placed on screens in each room of each club signed by K's Media.  A critical component of K's Media's marketing and distribution to entertainment clubs is its partnership with Shine MultiMedia Co., Ltd. ("Shine"), one of the China's largest VOD (video on demand) system distributors with deals in over 3,000 entertainment clubs and more than 100,000 entertainment rooms in China. Shine and other VOD system distributors that signed up with K’s Media has bundled K’s Media's proprietary CRM software with its VOD system and also pursue advertising agreements with the entertainment clubs on behalf of K's Media.  The parties have entered into the Service Agreement whereby VOD system distributors arrange exclusive agency contracts between K's Media and entertainment clubs. VOD system distributors also installed and maintained advertisement equipment at the entertainment clubs during the terms of the contracts.  K's Media supplements these VOD system distributors’ marketing efforts with its own team of club agents that is responsible for signing up entertainment clubs, renewing contracts, and providing other follow-up services such as media channel maintenance and ad placements.  VOD system distributors will receive a fee from K's Media for each contract executed and monthly maintenance fee for services provided by them over the term of each contract.

TOC

Our ability to generate revenues from advertising sales largely depends upon our ability to provide a large network of screens that show our programs in entertainment clubs, which requires us to obtain Ad Licensing rights contracts to operate in entertainment clubs.

The Registrant changed its name to K's Media on March 11, 2008, which will be more consistent with its business activities in the media and advertising in China.

Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have generated insufficient revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

The capital raised from the issuance of our common stock will enable the Company to sustain for a year so that it won't need to raise cash in the next 12 month. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Significant Developments

Application for NASDAQ Capital Market

The Company announced in December 2008 that it has submitted an application to list its common shares on the NASDAQ Capital Market.

In connection with the application, the Company has appointed five members to its Board of Directors. All members meet the independent and corporate governance requirements of NASDAQ. Their term commences on November 24, 2008 and expires at the Company's next Annual Meeting of Stockholders. The Company has also established an Audit Committee, a Compensation Committee, as well as a Nominating and Corporate Governance Committee.

Addition of Valuable Shareholder

Jason NanChun Jiang, founder and Chairman of Focus Media has become K's Media's shareholder through purchase of 600,000 common shares. Jason NanChun Jiang is founder and chairman of Focus Media, China's largest Digital Media Group. Focus Media provides a broad portfolio of out- of-home media advertising platforms in China. In December 2003, Mr. Jiang was selected by China News Publishers Media magazine as one of the "Media People of the Year". In September 2003, Mr. Jiang was selected by the Television and Newspaper Committees of the China Advertising Commission as one of its "contemporary outstanding advertising media personalities.

Number of Signed VOD suppliers

As of the date of this report, 17 VOD (Video on Demand) system distributors have entered into contracts with the Company which brings to a total number of over 13,000 screens approximately. VOD providers are critical components for the Company’s success. They bundle the Company’s proprietary CRM software with its VOD system and also pursue advertising agreements with the entertainment clubs on behalf of the Company.

Number of Signed entertainment clubs

As of the date of this report, K's Media has signed over 300 entertainment clubs, representing over 13,000 screens in Beijing, Shanghai, Guangzhou, Shenzhen and other major cities cross China.

TOC

Result of Operations

Three Months ended October 31, 2008 Compared to Three Months ended October 31, 2007

Operating Revenues. Operating revenues for the three months ended October 31 of 2008 and 2007 were $49,479 and $nil respectively.

Operating Expenses. The Company's operating expenses totaled $1,196,703 for the quarter ended October 31, 2008, compared to $1 for the same quarter of 2007. The change was contributed to the transformation from mineral exploration to media activities.

Loss from Operations. The Company has recorded a loss of $1,723,065 for the quarter ended October 31, 2008, compared to a loss of $1 for 2007. The difference was caused by a substantial change in the Company's structure and the principal activities from mineral exploration to media. Majority of the cost includes general overhead and signed up fee paid to entertainment clubs.

Interest income. Interest income was $7,339 for the quarter ended October 31, 2008 compared to $2,867 for the same period of 2007. The increase resulted primarily from higher interest rates and higher investment balances.

Net Loss. The Company had a net loss of $1,715,726 for the quarter ended October 31, 2008, compared to a net profit of $2,866 for 2007 following a substantial change in the Company’s structure and the principal activities from mineral exploration to media.

Liquidity and Capital Resources

The Company has financed its operations by issuance of its common stocks and raised another $5 million in July 2008 through a private placement.

Cash as of October 31, 2008 and April 30, 2008 were $3,152,069 and $1,152,852.

Net cash provided by financing activities were $4,593,836 and $1,287,250 for the six months ended October 31, 2008 and from inception (June 18, 2007) to October 31, 2007, respectively. The Company's operating activities are primarily financed by issuance of stocks.

Net cash used in operating activities was $2,582,732 for the six months ended October 31, 2008 as a result of expenditures for general administration fee, entertainment clubs' license fee, sales signed up commission and other professional fee. The net cash provided by operating activities from inception (June 18, 2007) to October 31, 2007 was $2,866 due to net income.

Net cash used in investing activities, which mainly included purchase of fixed assets were $38,141 for the six months ended October 31, 2008 and nil for the periods ended October 31, 2007 since inception (June 18, 2007).

Off Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance-sheet arrangement that have or are reasonably likely to have a material effect on our financial statements, which has not been consolidated.

TOC

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 4A. INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our last fiscal quarter that hve materially affected or are reasonably likely to materially affect our internal control over financial reporting.

TOC

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in this Form 10-Q for the quarter ended October 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 th day of December, 2008.

K's Media
(the "Registrant")

BY: Ke Wang
Ke Wang Chairman