Form 10-Q
period 2009-01-31
K's Media
filed 2009-03-17
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTER ENDED JANUARY 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE TRANSITION PERIOD FROM _____

K's Media

(Name of small business issuer in its charter)

Commission File Number 000-52760

Nevada	75-3263792
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

8/F GongJieDaSha, Ji 2, GongTi Road East,

ChaoYang District, Beijing, China  100027

(Address of principal executive offices, including zip code.)

86-10-5921-2230

(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Company is a Shell company: Yes [ ]   No [X]

As of March  12, 2009, the Company has 33,416,167 shares of common stock issued and outstanding.

  K's Media

Form 10-Q for the period ended January 31, 2009

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity (Deficiency)

Condensed Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM	1A- RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
January 31, 2009 and April 30, 2008

	January 31,	April 30,
(Expressed in U.S. Dollars)	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,037,786	$1,152,852
Accounts receivable	148,423	-
Prepaid expenses and other receivables	916,578	308,296

Total current assets	3,102,787	1,461,148

Equipment, net	52,973	15,019

Total assets	$3,155,760	$1,476,167

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$293,969	$98,226
Amount due to related parties	27,735	242,423

Total liabilities	321,704	340,649

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
33,416,167 and 31,637,000 issued and 22,916,167 and
21,137,000 outstanding , respectively	334	317
Additional paid-in capital	6,742,845	1,507,776
Accumulated other comprehensive loss	41,051	16,558
Accumulated deficit	(3,950,174)	(389,133)

Total stockholders' equity	2,834,056	1,135,518

Total liabilities and stockholders' equity	$3,155,760	$1,476,167

The accompanying notes are an integral part of these consolidated financial statements

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

				Period from	Period from
	Three months	Three months	Nine months	inception	inception
	ended	ended	ended	(June 18, 2007) to	(June 18, 2007) to
(Expressed in U.S. Dollars)	January 31,2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009

Revenues
Sales	$604,840	$-	$654,319	$-	$654,319
Cost of good sold	(752,107)	-	(1,604,396)	-	(1,647,173)
Gross profit (loss)	(147,267)	-	(950,077)	-	(992,854)

Expenses
Administrative and general	756,424	47,547	2,285,404	47,547	2,611,259
Selling expenses	324,244	-	324,244	-	324,244
Total operating costs and expenses	1,080,668	47,547	2,609,648	47,547	2,935,503

Loss from operations	(1,227,935)	(47,547)	$(3,559,725)	(47,547)	(3,928,357)

Other income and expenses
Interest income	10,667	6,009	25,796	8,876	34,866
Foreign exchange gain (loss)	1,270	303	(23,961)	303	(52,738)
Interest and bank charges	(908)	(54)	(3,151)	(55)	(3,945)
	11,029	6,258	(1,316)	9,124	(21,817)

Net Loss	$(1,216,906)	$(41,289)	$(3,561,041)	$(38,423)	$(3,950,174)

Other Comprehensive Income (Loss)	(2,260)	(4,651)	24,493	(4,651)	41,051

Comprehensive Loss	$(1,219,166)	$(45,940)	$(3,536,548)	$(43,074)	$(3,909,123)

Net loss per share
Basic and diluted	$(0.05)	$(0.00)	$(0.16)	$(0.00)	$(0.18)

Number of common shares used to
compute loss per share
Basic and diluted	22,916,167	13,000,000	22,385,974	13,000,000	21,698,074
The accompanying notes are an integral part of these consolidated financial statements

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

		Period from	Period from
	Nine months	inception	inception
	ended	(June 18, 2007) to	(June 18, 2007) to
(Expressed in U.S. Dollars)	January 31, 2009	January 31, 2008	January 31, 2009

Cash flows provided by (used in) operating activities
Net Income (loss)	$(3,561,041)	$(38,423)	$(3,950,174)
Adjustment to reconcile net loss to net cash (used)/generated in operating activities:
Depreciation expense	5,246	-	5,300
Non-cash consulting fees	205,839	-	263,027
Non-cash employee benefits	641,250	-	641,250
Changes in operating assets and liabilities:
Accounts receivable	(147,937)	-	(147,937)
Prepaid expenses and other receivable	(810,808)	(35,314)	(866,647)
Accounts payable and accrued liabilities	193,875	66,723	210,695
Amount due to related parties	(42,112)	-	14,261
Net cash used in operating activities	(3,515,688)	(7,014)	(3,830,225)

Cash flows used in investing activities
Purchasing fixed assets	(42,752)	-	(57,825)
Cash transferred in from recapitalization	-	-	8,280
Net cash used in investing activities	(42,752)	-	(49,545)

Cash flows provided by financing activities
Issuance of common stock and warrants	4,593,836	1,287,250	5,881,086
Loans from related parties	-	92,155	170,374
Repayment to related parties	(172,550)	-	(172,550)
Net cash provided by financing activities	4,421,286	1,379,405	5,878,910

Effect of foreign exchange rate charges	22,088	(58,308)	38,646

Increase in cash	884,934	1,314,083	2,037,786

Cash, beginning of period	1,152,852	-	-
Cash, end of period	$2,037,786	$1,314,083	$2,037,786

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for recapitalization	$-	$130	$130
Common stock issued for acquisition of K's Media Advertising	$-	$-	$105
Common stock issued for finder's fees	$-	$20	$20
Common stock issued for employee benefits	$641,250	$-	$641,250
The accompanying notes are an integral part of these consolidated financial statements

K's Media
(Previously known as Kinglake Resources Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the period from Inception (June 18, 2007) to January 31, 2009
(Unaudited)

					Accumulated
					other	Total
	Common Stock		Additional	Accumulated	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Deficit	income	Equity

Balance, Inception (June 18, 2007)	13,000,000	$130	$1,287,120	$-	$-	$1,287,250
Issuance of 2,000,000 shares for finder's fee						-
to acquire Orient Come Holdings Limited	2,000,000	20	(20)			-
Issuance of common stock for the acquisition
of K's Media Advertising	10,500,000	105	(105)			-
Issuance of common stock pursuant to
Consultancy Services Agreement	50,000	1	274,499			274,500
Recapitalization upon reverse acquisition of						-
Orient Come Holdings Limited	6,087,000	61	(53,718)			(53,657)

Foreign translation adjustment					16,558	16,558
Net loss for the period				(389,133)		(389,133)

Balance, April 30, 2008	31,637,000	317	1,507,776	(389,133)	16,558	1,135,518
Common stock issued on private placement
in July 2008 (at $3 per share)	1,666,667	16	4,593,820			4,593,836
Issuance of warrants on private placement
in July 2008						-
Issuance of common shares as employee benefits	112,500	1	641,249			641,250

Foreign translation adjustment					24,493	24,493
Net loss for nine months ended January 31, 2009				(3,561,041)		(3,561,041)

Balance, January 31, 2009	33,416,167	$334	$6,742,845	$(3,950,174)	$41,051	$2,834,056
The accompanying notes are an integral part of these consolidated financial statements

K'S MEDIA

(Previously known as Kinglake Resources Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009

Note 1. Nature of Operations and Going Concern

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

As a result of the Share Exchange Agreement, the Company is involved in the advertising business that targets at high end consumers in China by placing premium brand advertising in "entertainment" clubs on behalf of top-tier consumer products clients. Entertainment clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.

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

On March 11, 2008, the Company changed its name to K's Media.

The following agreements were entered into concurrent with the Share Exchange Agreement:

(a) Escrow Agreement

The Company entered into an Escrow Agreement (“Escrow Agreement”) with K's Media and shareholders of K's Media effective December 23, 2007. Pursuant to the Escrow Agreement, the Escrow Shares will be deposited or held in an escrow account with an escrow agent. 7,875,000 (75% of 10,500,000) of the Escrow Shares are being held as security upon achievement of $2,118,789 of audited signed sales from K's Media's operations for K's Media fiscal year ended December 31, 2008 (the "2008 Performance Threshold") and $15,980,447 of the audited signed sales from K's Media's operations results for K's Media fiscal year ended December 31, 2009 (the "2009 Performance Threshold"), and $36,929,605 of the audited signed sales from K's Media's operations results for K's Media fiscal year ended December 31, 2010 (the "2010 Performance Threshold"). If K's Media achieved each of the 2008, 2009 and 2010 Performance Threshold, one third of the Escrow Shares will be released to shareholders of K’s Media every year for a total of 3 years. If Performance Threshold is not achieved, a number of Escrow Shares (such number to be determined by the formula as set forth in the Escrow Agreement) will be returned to the Company for cancellation. Upon the termination of the Escrow agreement, any and all Escrow shares remaining in the Escrow account shall be returned to the Company for cancellation.  The remaining 2,625,000 being held as security for K's Media entering into advertising agreements with entertainment clubs facilitated by the service provider. If at the end of fiscal year ended December 31, 2008 the service provider has signed up less than 300 entertainment clubs under advertising agreements with K's Media, then 60% of the 2,625,000 shares shall be cancelled.  If at the end of K's Media fiscal year ended December 31, 2009 and K's Media fiscal year ended December 31, 2010 the service provider has facilitated less than 600 advertising agreements per each year, then 20% of the 2,625,000 shares shall be cancelled respectively.

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

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At January 31, 2009, the Company has accumulated losses of $3,901,886 since inception. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2009. The future of the Company hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of January 31, 2009 and April 30, 2008, and the results of operations for three months ended January 31, 2009 and 2008, the nine months ended January 31, 2009, the period from inception (June 18, 2007) to January 31, 2008, the period from inception (June 18, 2007) to January 31, 2009, and the changes in stockholders’ equity (deficiency) for the period from inception (June 18, 2007) to April 30, 2008, the nine months ended January 31, 2009 and cash flows for the nine months ended January 31, 2009, the period from inception (June 18, 2007) to January 31, 2008, the period from inception (June 18, 2007) to January 31, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

Note 3. Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements of K's Media (Registrant, formerly known as Kinglake Resources Inc.), Oriental Come Holdings Ltd (100% owned subsidiary), Beijing K's Media Broadcasting Ltd. Co. (100% owned subsidiary) and Beijing K's Media Advertising Ltd. Co., which is deemed to be Variable Interest Entity of the Company through contractual relationship. This consolidation is required by the standards of Accounting Research Bulletin 51, Consolidated Financial Statements, Statement 94 of the Financial Accounting Standards Board (FASB), Consolidation of All Majority-Owned Subsidiaries, FASB Interpretation 46(R) Consolidation of Variable Interest Entities, Issue 04-05 of the Emerging Issues Task Force of the FASB, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and FASB Staff Position SOP 78-9-1, Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-05.

(b) Estimates

The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

(d) Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them. At January 31, 2009, no provision for doubtful accounts was made.

(e) Property, plant and equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years. Any gain or loss on disposal of disposal of property, plant or equipment will be recorded in the income statement at the year of disposal. Expenditures for betterments, renewals and additions are capitalized. Repairs and maintenance expenses are charged to operations as incurred.

(f) Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(g) Foreign Currency Translation

The Company’s reporting currency is the US dollar. All of the Company's operating subsidiaries are located in China. They are considered to be self sustaining operations and their functional currency is Renminbi (“RMB”). The parent company’s functional currency is the U.S. dollar. Accordingly, the financial statements are translated to the U.S. dollar using the current rate method. Under the current rate method, assets and liabilities are translated using the period end exchange rate, revenues and expenses for the period are translated using the average rate for the period and shareholders equity is translated at historical rates. Gains or losses resulting from these translation adjustments are included in accumulated other comprehensive income.

(h) Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard (or "SFAS") No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(i) Fair Value of Financial Instruments

The determination of fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and accounts payable, accrued liabilities and notes payable approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

(j) Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(k) Revenue Recognition

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

(l) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended January 31, 2009 and 2008.

Recent Accounting Pronouncements

(i) Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

(ii) Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

(iii) Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

(iv) Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

(v) Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

(vi) Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF 08-5 “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF 08-5 on its consolidated financial position and results of operations.

(vii) Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS 133-1 on its consolidated financial position and results of operations.

(viii) Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

(ix) Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock". EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

(x) Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

(xi) The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

(xii) Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

(xiii) Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company’s consolidated financial statements.
 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

Note 4. Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net earnings (loss) available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share”. Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

				Period from	Period from
			Nine months	inception	inception
	Three months ended		ended	(June 18, 2007)	(June 18, 2007)
	Janauary 31,		Janauary 31,	to January 31,	to January 31,
	2009	2008	2009	2008	2009

Numerator - net income (loss) available to
common stockholders	$ (1,216,906)	$ (41,289)	$ (3,561,041)	$ (38,423)	$ (3,950,174)

Denominator - weighted average number
of common shares outstanding	22,916,167	13,000,000	22,385,974	13,000,000	21,698,074

Basic and diluted loss per common share	$ (0.05)	$ (0.00)	$ (0.16)	$ (0.00)	$ (0.18)

Note 5. Prepaid expenses and other receivable

As of January 31, 2009, prepaid expenses and other receivable consist of the following:

	January 31,	April 30,
	2009	2008
	(unaudited)
Prepaid trade expenses	$ 509,495	$ 43,495
Prepaid consultants and corporate expenses	146,537	264,751
Other receivables	260,546	50
	$ 916,578	$ 308,296

Note 6. Accounts Payable and Accrued Liabilities

As of January 31, 2009, accounts payable and accrued liabilities consists of the following:

	January 31,	April 30,
	2009	2008
	(unaudited)
Trade debt	$ 293,969	$ 55,293
Accrued salaries	-	42,933
	$ 293,969	$ 98,226

Note 7. Equipment

	January 31,	April 30,
	2009	2008
	(unaudited)
Computer equipment	$ 49,455	$ 15,075
Office equipment	8,838	-
	58,293	15,075
Less: accumulated depreciation	(5,320)	(56)
	$ 52,973	$ 15,019

The depreciation expense incurred during the three-month, nine-month periods ended January 31, 2009 and from inception (June 18, 2007) to January 31, 2009 were $2,721 (2008: $nil), $5,246 (2008: $nil) and $5,246 respectively.

Note 8. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in their Articles of Incorporation. At January 31, 2009, the Company did not have any outstanding preferred stock.

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

In February 2008 the Company entered into a business advisory agreement for one year. Under this agreement the Company issued 50,000 shares of common stock valued at market totaling $274,500. The Company has expensed $179,016 of this agreement. $95,484 is included in prepaid expenses as of January 31, 2009.

On July 17, 2008, the "Company" completed the sale of 1,666,667 units of its securities (the "Units"), with each Unit consisting of (a) one share of the Company's Common Stock, par value $0.00001 per share (the "Common Stock"), (b) a warrant to purchase one share of Common Stock at a purchase price of $6.00 per share of Common Stock (the "Group A Warrant"), and (c) a warrant to purchase one share of Common Stock at a purchase price of $9.00 per share of Common Stock (the "Group B Warrant"), for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000. The Company sold the Units to a single investor pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended, and the offering of the Units is now terminated. The Company used the net proceeds from the sale of the Units for working capital and general corporate purposes. The total cost for the $5,000,000 private placement was $406,164, resulting in net proceeds of $4,593,836.

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

In November 2008, the Company entered into a financing and investor relations agreement for eight months. Under this agreement the Company issued 900,000 shares of Common Stock valued at market totaling $5,130,000 and $25,000 in cash. The agreement was cancelled in February 2009 and the shares issued were returned for cancellation.

Note 9. Related Party Balances/Transactions

During the three-month and nine-month periods ended January 31, 2009, the Company accrued $3,762 (2008: $nil) and $26,186 (2008: $nil) in consulting fees to a related party of the Company’s President and CEO respectively. As of January 31, 2009, the Company owes $22,394 (April 30, 2008: $56,373) to this related party for services rendered.

At January 31, 2009, a director of the company advanced to the Company for expenses to be incurred on behalf of the Company of $5,341 (April 30, 2008: $186,050), which is non-interest bearing, unsecured, and due on demand.

Note 10. Income Taxes

There is no current or deferred tax expense for the nine months ended January 31, 2009 and year ended April 30, 2008 due to the Company’s loss position. The benefits of temporary differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

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

The components of net loss consist of the following:

			Period from	Period from
	Three months	Nine months	inception	inception
	ended	ended	(June 18, 2007)	(June 18, 2007)
	Janauary 31,	Janauary 31,	to January 31,	to April 30,
	2009	2009	2009	2008
U.S. Operations	$100,370	1,018,170	1,179,755	161,585
Chinese Operations	1,116,536	2,542,870	2,770,418	227,548
	$1,216,906	3,561,040	3,950,173	389,133

As the Company incurred a loss from inception to January 31, 2009, no provision was recorded. Due to the uncertainty of the realization of the tax benefits from the net loss, no tax benefit was recorded.

The table below summarizes the reconciliation of the Company's income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

			Period from	Period from
	Three months	Nine months	inception	inception
	ended	ended	(June 18, 2007)	(June 18, 2007)
	Janauary 31,	Janauary 31,	to January 31,	to April 30,
	2009	2009	2009	2008
Income tax provision (benefit) at	$ (415,000)	$ (1,211,000)	$ (1,348,000)	$ (137,000)
Federal statutory rate
State income taxes, net of Federal Benefit	-	-	(17,000)	(17,000)
U.S. tax rate in excess of foreign tax rate	100,000	229,000	262,000	33,000
Increase in valuation allowance	315,000	982,000	1,103,000	121,000
	$ -	$ -	$ -	$ -

The Company has a net operating loss ("NOL") carryforward for United States income tax purposes at January 31, 2009 expiring through the year 2029.  Management estimates the NOL as of January 31, 2009 to be approximately $1,179,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

The Company has a net operating loss ("NOL") carryforward for China income tax purposes at January 31, 2009 expiring through the year 2012.  Management estimates the NOL as of January 31, 2009 to be approximately $2,770,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company's deferred tax assets as of January 31, 2009 and April 30, 2008 are as follows:

	Janauary 31, 2009	April 30, 2008
NOL carryforwards	$ 1,094,000	$64,000
Valuation allowance	-1,094,000	-64,000
Deferred tax asset, net of allowance	$ -	$ -

Note 11. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

During the nine months period ended January 31, 2009, the Company has 2 customers，Beijing Wing of Martin Trading Co., Ltd. and Beijing ZhongShiKanDian Advertising Co., Ltd., representing 48% and 35% of the net total sales respectively. The transactions with the above two customers, are barter transactions, and by January 31, 2009, the services to be provided by the above two customers have been received by the Company.

During the nine months period ended January 31, 2009, the Company had sales revenue of $569,779 with related cost of sales of $nil arising from barter transactions. The barter revenue and offsetting expense are recognized at the fair value of the advertising as determined by similar cash transaction.

Note 12. Statutory Reserve

Pursuant to Chinese regulations and laws, the Company is required to make appropriations to the reserve funds and staff welfare fund, based on after tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “China GAAP”). Appropriations to the reserve funds should be at least 10% of the after tax net income determined in accordance with the China GAAP until the reserve is equal to 50% of the Company’s registered capital. The reserve funds are established for covering corporate obligations in the event of business liquidation. Any additional appropriations to the reserve funds over the 10% requirement are made at the discretion of the Board of Directors. The reserve funds and staff welfare funds are recorded as part of the retained earnings but are not available for distribution to the owners of the Company other than in liquidation. Appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the China GAAP. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees. The appropriations are made on an annual basis.

Due to the loss status of the Company, no reserve funds and staff welfare fund were appropriated.

Note 13. Commitments

The Company entered into agreements with various KTVs and night clubs for rental of space for advertisement. The total rental to be paid for the next five years is $12,315,816.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview of the Company's Business

On January 18, 2008 (the "Closing Date"), Kinglake Resources, Inc., ( later changed name to K's Media, here after refers to as the "Registrant" or the "Company") completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007, with Orient Come Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic Of China ("Chinese Advertising Company" or ¨K's Media").  Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to us all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of our common stock (the "Acquisition"). As a result of the Acquisition, Orient Come became our wholly-owned subsidiary.

In connection with the Share Exchange Agreement we issued 2,000,000 shares of our common stock to Sino Return Holdings Limited, a non-affiliate party as finder's fee.

On February 22, 2008, Orient Come assigned its rights and obligations under the Business Cooperation Agreement to K's Media Broadcasting Cultural Co. Ltd. ("K's Media Broadcasting") pursuant to an Assignment Agreement dated February 22, 2008 (the "Assignment Agreement").  Under the Assignment Agreement Orient Come assigned all of its right, title and interest in and to the Business Cooperation Agreement and K's Media Broadcasting agreed to assume all of Orient Come's obligations under the Business Cooperation Agreement.  K's Media Broadcasting, a company organized under the laws of the People's Republic of China, is a wholly owned subsidiary of the Company.

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

The Chinese Advertising Company signs advertising agreements with companies in the cosmetics, beverage, automobile and other consumer goods sectors. K's Media also signs advertisement placement agreements with top entertainment clubs chains in Beijing, Shanghai, Guangzhou, Shenzhen, Hangzhou and other major Chinese cities. K's Media then promotes its clients brands at the entertainment clubs via advertising and promotional events.  K's Media has signed agreements with more than three hundred top-ranked entertainment clubs in Beijing, Shanghai, Guangzhou, Shenzhen and other large cities, representing thousands of screens.  Advertisements will be placed on screens in each room of each club signed by K's Media.  A critical component of K's Media's marketing and distribution to entertainment clubs is its partnership with Shine MultiMedia Co., Ltd. ("Shine"), one of the China's largest VOD (video on demand) system distributors with deals in over 3,000 entertainment clubs and more than 100,000 entertainment rooms in China. Shine and other VOD system distributors that signed up with K’s Media has bundled K’s Media's proprietary CRM software with its VOD system and also pursue advertising agreements with the entertainment clubs on behalf of K's Media.  The parties have entered into the Service Agreement whereby VOD system distributors arrange exclusive agency contracts between K's Media and entertainment clubs. VOD system distributors also installed and maintained advertisement equipment at the entertainment clubs during the terms of the contracts.  K's Media supplements these VOD system distributorsˇ marketing efforts with its own team of club agents that is responsible for signing up entertainment clubs, renewing contracts, and providing other follow-up services such as media channel maintenance and ad placements.  VOD system distributors will receive a fee from K's Media for each contract executed and monthly maintenance fee for services provided by them over the term of each contract.

Our ability to generate revenues from advertising sales largely depends upon our ability to provide a large network of screens that show our programs in entertainment clubs, which requires us to obtain Ad Licensing rights contracts to operate in entertainment clubs, as well as how fast the advertising clients can accept us as a new media focusing high end consumers.

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

Number of Signed VOD suppliers

As of the date of this report, 17 VOD (Video on Demand) system distributors have entered into contracts with the Company which brings to a total number of about 13,000 screens approximately. VOD providers are critical components for the Company’s success. They bundle the Company’s proprietary CRM software with its VOD system and also pursue advertising agreements with the entertainment clubs on behalf of the Company.

Number of Signed entertainment clubs

As of the date of this report, K's Media has signed over 300 entertainment clubs, representing about 13,000 screens in Beijing, Shanghai, Guangzhou, Shenzhen and other major cities cross China.

Result of Operations

Three Months ended January 31, 2009 Compared to Three Months ended January 31, 2008, and Three Months ended January 31, 2009 Compared to Nine Months ended January 31, 2009.

Operating Revenues. Operating revenues for the three months ended January 31 of 2009 and three months ended January 31 of 2008 were $604,840 and nil respectively. The increase of the revenue was caused by the development of the Company’s advertising business. The Company started sales from September, 2008.

Operating revenues for the three months ended January 31 of 2009 and nine months ended January 31 of 2009 were $604,840 and $654,319 respectively.
The Company started sales from September 2008.The Company generated $604,840 in revenue for this quarter compare to $49,479 in revenue for the last quarter, an increase of about 11 times.

Operating Expenses. The Company's operating expenses totaled $1,080,668 for the quarter ended January 31 of 2009, compared to $47,547 for the same quarter of 2008. The change was contributed to the payment made to the signed entertainment clubs for screen license fee as well as increased administrative and selling expenses associated with more activities.

The Company's operating expenses totalled $1,080,668 for the quarter ended January 31 of 2009, compared to $2,609,648 for the nine months ended January 31 of 2009.The changes was caused by the increased administrative and selling expenses associated with more activities.

Loss from Operations. The Company has recorded a loss of $1,227,935 for the quarter ended January 31 of 2009, compared to a loss of $47,547 for the same quarter last year. The difference was caused by a substantial change in the Company's recent development of advertising business. Majority of the cost includes general overhead and signed up fee and license fee paid to entertainment clubs. All cost had been increased due to more entertainment clubs had been signed up and more employees had been hired for operation and selling.

The Company has recorded a loss of $3,559,725 for the nine months ended January 31 of 2009. Majority of the cost includes general overhead and signed up fee and license fee paid to entertainment clubs.

Net Loss. The Company had a net loss of $1,216,906 for the quarter ended January 31 of 2009, compared to a net loss of $41,289 for the same quarter last year. The Company has recorded a net loss of $3,561,041 for the nine months ended January 31 of 2009. The slightly difference between Loss from Operations and Net Loss is caused by the interest income and foreign exchange gain.

Liquidity and Capital Resources

The Company has financed its operations by issuance of its common stocks and raised $5 million in July 2008 through a private placement.

Cash as of January 31 of 2009 and April 30, 2008 were $2,037,786 and $1,152,852.

Net cash provided by financing activities were $4,421,286, $1,379,405 and $5,878,910 for the nine months ended January 31 of 2009, from inception (June 18, 2007) to January 31 of 2008,and from inception (June 18, 2007) to January 31 of 2009 respectively. The Company's operating activities are primarily financed by issuance of stocks.

Net cash used in operating activities was $3,515,688 for the nine months ended January 31 of 2009 as a result of expenditures for general administration fee, entertainment clubs' license fee, sales signed up commission and other professional fee. The net cash used in operating activities from inception (June 18, 2007) to January 31 of 2008 and from inception (June 18, 2007) to January 31 of 2009 were $7,014 and $3,830,225 respectively.

Net cash used in investing activities, which mainly included purchase of fixed assets were $42,752 for the nine months ended January 31 of 2009, $49,545 for the periods ended January 31 of 2009 since inception (June 18, 2007) and nil for the periods ended January 31 of 2008 since inception (June 18, 2007).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A- RISK FACTORS

There were no material changes to Risk Factors disclosed in the Form 10-K for the year ended April 30, 2008 filed on July 28, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(a)	The following exhibits are included herein:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this     day of March, 2009

K's Media
(the "Registrant")

BY: Ke Wang
Ke Wang Chairman