Form 10-K
period 2009-04-30
K's Media
filed 2009-08-13
CIK 1368256

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUALLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended April 30, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

 Commission File Number 000-52760

K'S MEDIA

(Exact name of Registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rm.1909,Tower A, The Spaces International Center.No.8,Dongdaqiao Road, ChaoYang District, Beijing 100020,P.R China

(Address of Principal Executive Offices)  (Zip Code)

86-10-5921-2200

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sale price on July 17, 2009 was approximately $98 million, and as of the end of the registrant's most recently completed second fiscal quarter was approximately $98 million.

The number of shares of the registrant common stock issued and outstanding as of August 12, 2009 was 33,466, 167 and 22,966,167 respectively.

PART I

ITEM 1. BUSINESS

Background and Business of the Company

K’s Media engages in media and advertising throughout China, targeting consumers by placing premium brand advertising in "KTV" clubs for consumer products clients. KTV clubs are entertainment establishments that rent private rooms containing karaoke singing equipment, and are popular throughout Asia.  In this report, the terms "we," "us," "our," "Company" and "K's Media" mean K's Media and its subsidiaries.

We were incorporated under the name "Kinglake Resources, Inc." in the State of Nevada on April 14, 2006. Prior to a reverse merger transaction effected on January 18, 2008, we had nominal assets and explored for mining properties in North America. In September 2007, following a review of an aeromagnetic survey of our mineral target and our belief the property included no material anomalies, our management began to pursue the acquisition of another enterprise.

We entered into a Share Exchange Agreement on December 23, 2007 with Orient Come Holdings Limited, a company organized under the laws of the British Virgin Islands, or Orient Come, and Beijing K's Media Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic of China, or the Chinese Advertisement Company.  Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come transferred to us all Orient Come shares in exchange for the issuance of 13,000,000 shares of our common stock, which transaction we refer to as the share exchange. As a result of the share exchange, Orient Come became our wholly-owned subsidiary and the shareholders of Orient Come acquired in the aggregate approximately 62% of our then issued and outstanding stock.  Also as part of the share exchange, 10,500,000 shares of our common stock were issued and delivered to an escrow agent.  A portion of these shares may be released each year to the shareholders of the Chinese Advertisement Company, depending on the satisfaction by the Chinese Advertisement Company of certain sales objectives.  In February 2008 we changed our name to "K's Media.”

Under the terms of the Escrow Agreement executed in connection with the share exchange, a total of 7,875,000, or 75%, of the escrowed shares are being held pending the Chinese Advertisement Company's achievement of certain sales objectives by the year end of the Chinese Advertisement Company.  According to the Amendment No.4 of the Escrow Agreement, within 30 days from filing the Company’s 2009 Form 10-K, a maximum of 2,625,000 escrowed shares will be released upon achievement of at least $1,900,000 in signed sales for the period ended April 30, 2009. If less than $1,900,000 but at least $1,059,000 in signed sales is achieved, the number of escrowed shares to be released will be 2,625,000 shares multiplied by the ratio of actual signed sales over $1,900,000.  If signed sales are less than $1,059,000, no escrowed shares will be released. In the second year, a maximum of 2,625,000 escrowed shares will be released upon achievement of at least $14,380,000 in signed sales. If less than $14,380,000 but at least $7,990,000 in signed sales is achieved, the number of escrowed shares to be released will be equal to 2,625,000 shares multiplied by the ratio of actual signed sales over $14,380,000.  If signed sales are less than $7,990,000, no escrowed shares will be released.  In addition, if no escrowed shares were released in the first year because signed sales were less than $1,059,000, some of these shares may be released in the second year if at least $14,380,000 in signed sales is achieved in the second year.  In that event, the number of escrowed shares from the first year to be released will be equal to 2,625,000 shares multiplied by the ratio of actual signed sales over $1,900,000.  In the third year, a maximum of 2,625,000 escrowed shares will be released upon achievement of at least $33,230,000 in signed sales. If less than $33,230,000 but at least $18,460,000 in signed sales is achieved, the number of escrowed shares to be released will be equal to 2,625,000 shares multiplied by the ratio of actual signed sales over $33,230,000.  If signed sales are less than $18,460,000, no escrow shares will be released. Subsequent to the third year release, all escrowed shares not released will be returned to the Company.

The remaining 2,625,000 (25%), escrowed shares are issuable to an affiliate of Shine MultiMedia Co., Ltd., or Shine, a provider of services to the Company, and are being held pending the Company’s entering into advertising agreements with KTV clubs as facilitated by the affiliate.  In the first year, 1,575,000 (60%) of the 2,625,000 escrowed shares held for this purpose will be released if the affiliate has signed up more than 600 KTV clubs during the year under advertising agreements with the Company.  If between 300 and 600 KTV clubs have signed advertising agreements with the Company the number of shares released will be reduced on a pro rata basis.  If less than 300 KTV clubs have signed advertising agreements with the Company, then 1,575,000 (60%) of the escrowed shares will be released to the Company, and the affiliate will no longer be entitled to the shares. This condition has been changed according to Amendment No.3 of the Escrow Agreement due to the change of the overall economic environment during the second half of 2008, and under the new agreement, 1,575,000 has been released to the affiliate of Shine in July 2009. In the second year, 525,000 (20% each year) of the escrowed shares will be released if the affiliate has signed up more than 600 KTV clubs during the respective year under advertising agreements with the Company.  If between 300 and 600 KTV clubs have signed advertising agreements during the year the number of shares to be released will be reduced on a pro rata basis.  If less than 300 KTV clubs have signed advertising agreements with the Company during each of those years, then 525,000 (20% per year) of the escrowed shares will be returned to the Company, and the affiliate will no longer be entitled to the shares.

We do not have a direct material equity interest in the Chinese Advertisement Company. In order to meet ownership requirements under Chinese law, which restricts foreign companies with less than three years of operating history in the advertising industry from operating in the advertising industry in China, we and Orient Come executed a series of exclusive contractual agreements with the Chinese Advertisement Company and its shareholders.  These contractual agreements are designed to provide us with significant rights over the Chinese Advertisement Company’s business operations, policies, and management.  These agreements include a Business Cooperation Agreement, an Equity Pledge Agreement, and an Option Agreement, each dated as of December 23, 2007, and we refer to those agreements by those names in this Annual Report on Form 10-K.

Under the Business Cooperation Agreement, Orient Come agreed to provide consulting services to the Chinese Advertisement Company in return for a fee.  The fee entitles Orient Come to 80% of the Chinese Advertisement Company’s revenues after deduction of direct operating costs, expenses, and taxes.  The term of the Business Cooperation Agreement is 20 years, but the agreement may be terminated earlier if (i) Orient Come or the Chinese Advertisement Company becomes bankrupt, subject to proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay debts as they become due; or (ii) the business license or any other license or approval material for the business operations of the Chinese Advertisement Company is terminated, canceled, or revoked.

The Equity Pledge Agreement is intended to secure payment of the fee under the Business Cooperation Agreement.  Under the Equity Pledge Agreement the shareholders of the Chinese Advertisement Company pledged to Orient Come all of their equity interest in the Chinese Advertisement Company as security for the payment of the fee.  Among other things, if the Chinese Advertisement Company (i) fails to pay the fee; (ii) becomes incapable of paying its debts; or (iii) breaches one of the many negative covenants in the agreement (discussed below) Orient Come is entitled to certain remedies.  Specifically, Orient Come may demand payment of the fee from the Chinese Advertisement Company’s shareholders or Orient Come may transfer the equity interest of the Chinese Advertisement Company’s shareholders to itself and vote, control, sell, or dispose of those shares.  The Equity Pledge Agreement remains in effect until the Business Cooperation Agreement is fully satisfied.

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

Each of the agreements discussed above contain negative covenants that are designed to provide the Company with certain rights.  Among other things, these covenants collectively require the Chinese Advertisement Company or its shareholders to obtain the written consent of Orient Come before (i) selling, transferring, or encumbering business assets and income; (ii) providing guarantees or incurring extraordinary debt; (iii) entering into material agreements; (iv) making loans, providing credit, or making investments; (v) entering into mergers, consolidations, or a sale of assets transaction; (vi) winding up, liquidating, or dissolving; (vii) issuing, purchasing, or redeeming equity or debt securities; (viii) paying dividends or other distributions to shareholders; (ix) making capital expenditures; (x) amending the articles of association; or (xi) transferring or assigning equity interests.  Under these agreements the Company also obtained the right to stipulate those persons to be appointed as members of the board of the Chinese Advertisement Company.

At such time as current restrictions under People's Republic Of China (PRC) law on foreign ownership of Chinese companies engaging in the advertising industry in China are lifted, or we acquire a non-Chinese advertisement company that has over three years of operating experience in the advertising industry, which we refer to as a qualified advertising subsidiary, Orient Come may exercise its option to purchase the equity interests in the Chinese Advertisement Company and transfer the ownership to the qualified advertising subsidiary.

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

Our current corporate structure is set forth below:

K's Media ("Registrant") 100% owned Orient Come Holdings Ltd. ("Orient Com");
K's Media ("Registrant") 100% owned  Beijing K's Media Broadcasting Ltd. Co. ("K's Media Broadcasting");
K's Media Broadcasting has contractual relationship with Beijing K's Media Advertising Ltd. Co. ("Chinese Advertisement Company")

As a result of the share exchange and our relationship with the Chinese Advertisement Company, we engage in media and advertising activities throughout China.

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

According to its 2009 report, China Advertising Industry Forecast Report, 2007-2010, issued by Research in China, the Chinese advertising market is expected to grow at a rate of up to 19% per year.

Services

Under our direction, the Chinese Advertisement Company will provide advertisements to its target audience at KTV clubs. Through its proprietary software, the Chinese Advertisement Company can offer a sustainable, highly efficient, and measurable media system to its advertiser clients.  The Chinese Advertisement Company reaches the target audience by (a) presenting commercials on KTV screens, and (b) staging promotional activities at KTV clubs.  In the near term, companies and brands advertised will be primarily from the consumer goods segment, including companies in the beverage, automobile, cosmetic, and automobile sector.

The Chinese Advertisement Company develops advertising videos, generally 15 to 30 seconds each. There is numerous times at which the Chinese Advertisement Company may effectively place the advertisements, including early in a session when KTV attendees are preparing for their event, between songs and performances, and before the end of their event. With our informal, internal research indicating those KTV sessions typically lasting one hour or more, there is ample opportunity to display the advertisements to high-income consumers who lead busy lifestyles and are not otherwise easily presented with other channels of advertising.

The Chinese Advertisement Company has also undertaken promotional activities in lobbies and common areas of KTV clubs. This includes product sampling of cosmetics and beverages, displays or raffling of luxury items like jewelry and automobiles, and distribution of posters and leaflets.

Market

China's advertising market is one of the largest and fastest-growing in the world. Zenith Optimedia forecasts strong sustained growth, with a projected CAGR of 18.1% from 2005 to 2009, which would result in $20.6 billion of advertising expenditures in China per year.

The growth of China’s advertising industry is driven by a number of factors, including rapid and sustained economic growth in China, growth in consumer spending, and relatively low historical levels of advertising spending in China per capita and as a percentage of China’s gross domestic product.  According to Research in Motion, advertising was higher on cosmetics/bath products than on any other segment, while ad spending on growing fastest on beverages, at 55%.

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

Our business model offers advertisers an alternative media channel with significant coverage of high-income consumers. As selling points to these potential advertisers, we focus on our reach into KTV clubs, the novelty of KTV clubs as a non-traditional form of advertising, the demographics of customers of the KTV clubs selected by us, the receptive conditions in KTV clubs to advertising effectiveness, our proprietary software that enables reliable ad tracking, and a low “cost-per-thousand” rate compared to other forms of advertising.

Advertisers can be approached by our in-house advertising sales team as well as through advertisement agents. We have recruited senior professionals from international advertising companies, as well as sales representatives from top new media companies.  Main club targets initially will be large flagship KTV clubs in Beijing, Shanghai, Guangzhou and Shenzhen and expanded to other large cities in the future.

We select KTV clubs that are frequented by persons with relatively high income with active lifestyles. Especially attractive are KTV clubs that appeal to the top 5% of China's population based on income, with annual incomes of $70,000 or greater. We target KTV clubs that cater primarily to this demographic of customer.

According to data from China's National Statistics Bureau, surveys of KTV managers and data from a KTV song ordering system, in 2007 in the 10 largest cities of China, there were 1,665 mid-high end KTV clubs with a total of approximately 60,000 rooms. Based on the same surveys, the average spending per room was approximately $660 per day.

A critical component of our marketing and distribution to KTV clubs is our partnership with Shine. Shine is one of China’s largest KTV VOD, or video on demand, system distributors with karaoke systems in over 3,000 KTV clubs and more than 100,000 KTV rooms in China. Shine has bundled the Chinese Advertisement Company’s proprietary Customer Relationship Management (“CRM”) software with its VOD system and pursue advertising agreements with the KTV clubs on our behalf.  We have entered into a 10 year exclusive service cooperation agreement whereby Shine will arrange exclusive agency contracts between us and KTV clubs.  Shine has also installed and maintained advertisement equipment at the KTV clubs during the term of the service cooperation agreement.  We have supplemented Shine's marketing efforts with our own team of KTV agents that is responsible for signing up KTV clubs, renewing contracts, and providing other follow-up services such as media channel maintenance and ad placements.  Shine receives a fee from us for each contract executed and a monthly maintenance fee for services provided by Shine over the term of each contract.

Competition

We face significant competition in the Chinese advertising industry. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the quality of our programs, the range of services that we offer, and brand recognition. We compete for overall advertising spending with other alternative advertising media companies, such as Internet, street furniture, billboard and public transport advertising companies, and with traditional advertising media, such as newspapers, television, magazines, and radio. We also compete for advertising dollars spent in the advertising industry. We may also face competition from new entrants into advertising spaces in the future, including competitors that seek to advertise in the KTV market.

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

On May 22, 2006, the State Administration for Industry and Commerce, or the SAIC, amended the Provisions on the Registration Administration of Outdoor Advertisements, or the new outdoor advertisement provisions. Pursuant to the new outdoor advertisement provisions, outdoor advertisements must be registered in accordance with the local SAIC by “advertising distributors.” However, certain terms are not defined under the new outdoor advertisement provisions or other Chinese laws and regulations.  To ensure our KTV advertising operations comply with applicable Chinese laws and regulations, we are in the process of making inquiries with the local SAICs in the cities in which we intend to operate with respect to the application for an advertising registration certificate.  We intend to register with the relevant SAICs if we are required to do so, but we can provide no assurance that we will obtain the registration certificate in compliance with the new outdoor advertisement provisions, or at all. If the requisite registration is not obtained, the relevant local SAICs may require us to forfeit our advertising income or may impose administrative fines on us. They may also require us to discontinue advertisements at KTV clubs where the requisite advertising registration is not obtained, which may result in a breach of one or more of our agreements with our advertising clients and materially and adversely affect our business and results of operations.

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

As an advertising service provider, we are obligated under Chinese laws and regulations to monitor the advertising content shown on our network for compliance with applicable law. In general, the advertisements shown on our network have previously been broadcast over public television networks and have been subjected to review and verification by issuing networks. Nonetheless, we are required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, if a special government review is required for certain product advertisements before they are shown to the public, we are obligated to confirm that such review has been performed and approval has been obtained. In addition, for advertising content related to certain types of products and services, such as food products, alcohol, cosmetics, pharmaceuticals, and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals, including the advertising client’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement, and filing with the local authorities.

Properties and Facilities

We maintain our executive offices at Rm.1909, Tower A, The Spaces International Center.No.8,Dongdaqiao Road, ChaoYang District, Beijing, China.  We lease the premises for approximately $10,000 per month through July 31, 2010.

Employees

We currently employ about 70 persons, including our executive officers, all of which are full-time employees. The Company intends to employ additional full and part-time employees in the foreseeable future as it expands its business operations. We believe that relations with our employees are good. None of our employees are parties to collective bargaining agreements.

Our Corporate Information

We are a Nevada corporation. Our principal executive offices are located at at Rm.1909,Tower A, The Spaces International Center.No.8,Dongdaqiao Road, ChaoYang District, Beijing, China.  Our telephone number is: 86-10-5921-2200, and our website address is www.mediaks.cn.  The information on the Company’s website is not part of this annual report on Form 10-K or any other report that we file with, or furnish to, the Securities and Exchange Commission.

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

We are an early stage company. We have recorded a net loss in each reporting period since our inception, and cannot anticipate with certainty what our earnings will be in any future period. However, we expect to continue to incur net losses as we develop and deploy our network in new and existing markets, expand our services, and pursue our business strategy. In addition, at this stage of our development we are subject to the following risks:

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

A substantial majority of our revenues is concentrated on mid to high-end KTV clubs in major cities in China. If a material number of these KTV clubs experiences a material business disruption, we would likely incur substantial losses of revenues.

A substantial majority of our KTV advertising revenues is concentrated on mid to high-end KTV clubs in major cities in China. A material business disruption, major construction or renovation, or a natural disaster affecting many of these KTV clubs in our network could result in a substantial decrease in our revenues and results of operations.

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

At present, we play advertisements in our KTV clubs on KTV screens owned or leased by third parties. In the future, we may use other technologies to implement our advertising program. We may be required to incur development and acquisition costs in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For example, if the use of VOD system changed, and we fail to implement such changes on our network or fail to do so in a timely manner, our competitors or future entrants into the market who take advantage of such initiatives could gain a competitive advantage over us.

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

We must continue to expand our operations to meet the demands of advertisers for larger and more diverse network coverage. To accommodate our growth, we anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems, all of which require substantial management efforts.

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

All of these endeavors will require substantial managerial efforts and skill, as well as the incurrence of additional expenditures. We can provide no assurance we will be able to manage our growth effectively, and we may not be able to take advantage of market opportunities, execute our expansion strategies, or meet the demands of our advertising clients.

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

We may need to sell additional debt or equity securities to make such acquisitions. Raising of additional debt by us, if required, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets that might restrict our operations. The sale of additional equity securities would result in dilution to our shareholders.

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

We cannot assure you we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

In addition, our ability to obtain additional capital on acceptable terms is subject to uncertainties, including:

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

We cannot assure you financing will be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

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

There is no assurance our displays, proprietary software, or other aspects of our business do not or will not infringe upon patents, copyrights, or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses and diversion of management time in defending against these third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

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

China’s advertising laws and regulations require advertisers, advertising operators, and advertising distributors, including businesses such as ours, to ensure the content of the advertisements they prepare or distribute are fair and accurate and are in compliance with applicable law. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements, and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the Chinese government may revoke a violator’s license for advertising operations.

As an advertising service provider, we are obligated under China’s laws and regulations to monitor the advertising content shown on our network for compliance with applicable law. In general, advertisements shown on our network have been broadcast over public television networks and were subjected to review and verification of such networks. We are still required to independently review and verify these advertisements for content compliance before displaying the advertisements. In addition, if a special government review is required for certain product advertisements before they are shown to the public, we are obligated to confirm that such review has been performed and approval has been obtained. In addition, for advertising content related to certain types of products and services, such as food products, alcohol, cosmetics, pharmaceuticals and medical procedures, we are required to confirm that the advertisers have obtained requisite government approvals including the advertising client’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement, and filing with the local authorities.

We endeavor to comply with such requirements, including by requesting relevant documents from the advertisers. However, we can provide no assurance each advertisement that an advertiser or advertising agency client provides us and which we include in our network programs is in compliance with relevant advertising laws and regulations or that the supporting documentation and government approvals provided to us by our advertising clients in connection with certain advertising content are complete. Although we employ qualified advertising inspectors who are trained to review advertising content for compliance with relevant laws and regulations, the content standards in China are less certain and less clear than in those in more developed countries such as the U.S. and we can provide no assurance that we will be able to properly review the content to comply with the standards imposed on us.

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

The shareholders of the Chinese Advertisement Company pledged their equity interests in the Chinese Advertisement Company to Orient Come. This pledge was created by recording the pledge on Orient Come’s register of shareholders in accordance with the PRC Security Law, and is currently effective. According to the PRC Property Rights Law, however, the effectiveness of such pledge will depend on whether the pledge is registered with the relevant administration for industry and commerce. Orient Come will register such pledge when the administration for industry and commerce implements registration procedures in accordance with the PRC Property Rights Law in the future. Although we believe Orient Come will be able to register the pledge, we cannot assure you that will be the case, and if Orient Come is unable to do so, the effectiveness of such pledge may be affected.  If the pledges are found to be ineffective, our control over the Chinese Advertisement Company, and hence our ability to operate our business, could be materially and adversely affected.

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

Under Chinese law, arrangements and transactions among related parties may be audited or challenged by China’s tax authorities. If any of the transactions we entered into with Orient Come or the Chinese Advertisement Company are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under Chinese law, Chinese tax authorities have the authority to assess penalties.

Certain of the agreements pursuant to which we operate our business, and which are necessary to such operation, are subject to termination in certain events.

The term of the Business Cooperation Agreement and Option Agreement is 20 years; provided, however, the agreements may be terminated earlier if (i) Orient Come or the Chinese Advertisement Company becomes bankrupt, subject to proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay debts as they become due; or (ii) the business license or any other license or approval material for the business operations of the Chinese Advertisement Company is terminated, canceled, or revoked.  If our Business Cooperation Agreement or Option Agreement is terminated, we would lose substantial control over the Chinese Advertisement Company, in which case our ability to operate our business would be substantially impaired, except to the extent we are able to enter into new contractual arrangements with the Chinese Advertisement Company or other third parties to provide services on our and our subsidiary’s behalf.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at Rm.1909, Tower A, The Spaces International Center.No.8, Dongdaqiao Road, ChaoYang District, Beijing, China where we lease a total of 10,000 square feet of office space.  We lease the premises from a Director.  We do not own any real property.  We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear. We believe that our current facilities have sufficient capacity to meet the projected needs of our business for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation.  From time to time, we may be involved in disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth fiscal quarter of fiscal year 2009, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices of Common Stock

Our common stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “KVME.OB.”  The following table sets forth high and low bid prices of the common stock for fiscal years ended April 30, 2009 and 2008:

	Bid Price (U.S. $)
	High	Low
Fiscal 2009
Quarter Ended April 30, 2009	$5.70	5.70
Quarter Ended January 31, 2009	5.70	5.70
Quarter Ended October 31, 2008	5.70	5.70
Quarter Ended July 31, 2008	5.70	5.70

Fiscal 2008
Quarter Ended April 30, 2008	$5.70	5.70
Quarter Ended January 31, 2008	5.70	5.70
Quarter Ended October 31, 2007	N/A	N/A
Quarter Ended July 31, 2007	N/A	N/A

The last reported bid price of our common stock on the Over-the-Counter Bulletin Board on August 1, 2009 was $5.70.  Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.  Because of the rules and regulations governing the trading of small issuers' securities, the Company's securities are presently classified as "Penny Stock," a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to obtain the interest of broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on a national securities exchange, if at all. The existence of market quotations should not be considered evidence of an "established public trading market." The public trading market is presently limited as to the number of market markers in the Company stock.

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

As of August 4, 2009, the Company had approximately 384 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the years ended April 30, 2009 and 2008 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report on Form 10-K, particularly in the section entitled “Risk Factors.”

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

The Company has made 3 amendments during the period ended April 30, 2009 to its Escrow Agreement. Please refer to note 1 to Consolidated Financial Statements for reference.

The Company has signed up over 300 KTV lounges in tier 1 cities including Beijing, Shanghai, Guangzhou and Shenzhen by April 30, 2009. K’s  Media  selects  KTV  clubs  that  are  frequented  by  high  earners  such  as  business  owners  and  professionals  with  active lifestyles. Especially attractive are clubs that appeal to the top 5% of China's population by income. K’s Media will reach these individuals by being sure to only contract with mid- to high-end KTV lounges, starting from tier 1 city.

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

Recent Accounting Pronouncements

(i) Disclosure about Derivative Instruments and Hedging Activities

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

(ii) Determination of the Useful Life of Intangible Assets

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

(iii) Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

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

(iv) The Hierarchy of Generally Accepted Accounting Principles

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

(v) Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock

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

(vi) Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

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

(vii) Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

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

(viii) Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS 133-1 on its consolidated financial position and results of operations.

(ix) Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

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

(x) Accounting for Defensive Intangible Assets

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

(xi) Equity Method Investment Accounting Considerations

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

(xii) Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

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

(xiii) Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(xiv) Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets

In January 2009, The FASB released FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. The guidance, which modifies Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, is effective for interim and annual reporting periods ending after December 15, 2008, and should be applied prospectively, the FASB said. Application to a prior reporting period is not permitted.

The amendment allows for the use of other-than-temporary impairment assessments established in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for securities that had previously been subject to the impairment assessment under EITF Issue No. 99-20. SFAS No. 115 allows a reporting entity to assess an impaired security that is classified as either available-for-sale or held-to-maturity debt in order to determine whether the impairment should be recognized as other-than-temporary and recognized in earnings.

SFAS No. 115 gives management more discretion than EITF Issue No. 99-20, in deciding whether the loss is permanent. EITF Issue No. 99-20 required the use of market prices to assess the impairments of debt securities that are beneficial interests in some securitized financial transactions. Under the amended guidance, management can base the value it reports in the financial statements on its judgment of its ability to collect all the contracted amounts due.

The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

(xv) Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments”, and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the quarter ended July 31, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

(xvi) Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ended July 31, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the quarter ended July 31, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

(xvii) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination.  SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations beginning with the first annual period on or after December 15, 2008.  The adoption of SFAS 141(R)-1 did not have an impact on the Company’s consolidated financial statements.

(xviii) Subsequent Events

In May 2009, the FASB issued FASB No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard will not have a material impact on the Company.

(xix) Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

(xx) Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

(xxi) The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

  Results of Operations - Comparison of Year Ended April 30, 2009 and Year Ended April 30, 2008

Revenue.  Net sales for the year ended April 30, 2009 were $1,296,570 while our net sales for the period ended April 30, 2008 were zero.  We started sales activities from the second half of 2008, therefore, there was no revenue generated for the period ended April 30, 2008. Sales are primarily generated from distributions made from the Chinese Advertisement Company pursuant to our Business Cooperation Agreement.  The majority of this revenue came from advertising clients who played their commercials on the screens in KTV lounges in China.

Cost of goods and services.  Cost of goods sold for the period ended April 30, 2009 was $2,118,414 while our cost of goods sold for the period ended April 30, 2008 was zero.  The increase was due to starting of sales in 2008. There was no revenue for the period ended April 30, 2008, therefore no cost of goods and services occurred. Costs primarily include costs associated with rent and royalty fee for KTV lounges and equipment installation in KTV lounges in China.

Selling, general, and administrative expense.  Selling, general and administrative expense primarily includes: salaries and benefits, travel expenses, and third-party professional service fees. Selling, general, and administrative expense was $3,599,782 for the year ended April 30, 2009 compared to $325,855 for the year ended April 30, 2008, an increase of $3,273,927.  This increase was mainly due to the expansion of our business. More sales activities caused increase in payroll, marketing and traveling expenses. We expect our selling, general, and administrative expenses will keep the same over the course of the year. If our revenue keeps increasing as we continue our efforts to expand our network, we expect our selling, general, and administrative expenses will increase accordingly. This increase will primarily be related to marketing expenses necessary to support our growth and our efforts to build brand awareness through advertising and promotional activities, and our network expansion.

Interest income.  We recognized $ 30,751 of interest income for fiscal 2009  compared to $9,070 for fiscal 2008, an increase primarily due to the higher balances of short-term and long-term investments held during fiscal 2009.

Net loss.   As a result of the above, our net loss is $4,414,829 in fiscal 2009 compared to $389,133 in fiscal 2008.

Liquidity and Capital Resources

As of April 30, 2009, we had an aggregate of cash, cash equivalents, of $1,102,634 compared to $1,152,852 as of April 30, 2008. We received $4,593,836 net proceeds from an offering of our common stock and warrants affected on July 17, 2008.

Accounts receivable is $580,440 compared to zero for the year ended April 30, 2008. The increase is due to the fact that we started our sales activities in the second half of 2008, there were no sales activities in the 2008 fiscal year.

Prepaid expenses and other receivables is $652,085 for the year ended April 30, 2009 as compared to $91,033 for the year ended April 30, 2008, an increase of $561,052. Majority of the prepaid expenses were money advanced to Company staffs and officers for the expenses to be incurred for the Company. Please refer to note 3 of the Consolidated Financial Statements for details.

During the year ended April 30, 2009, the Company accrued $33,315 (2008: $24,549) in consulting fees to a related party of the Company’s President and CEO. As of April 30, 2009, the Company owes $3,942 (2008: $56,373) to this related party for services rendered. Please refer to Note 7 to the Consolidated Financial Statement for details about the related party transaction.

Inventory was $107,066 for the year ended April 30, 2009 as compared to zero for the year ended April 30, 2008. This is due to the fact that the Company started its sales activities in the fiscal year of 2008. Majority inventory came from the barter transaction.

Depreciation and amortization expense was $8,185 for the year ended April 30, 2009 compared to $54 for the year ended April 30, 2008. The majority of our equipment are computers and servers were purchased in 2009 when we started our sales and expanded our business.

Accounts payable and accrued liabilities was $355,463 for the year ended April 30, 2009 as compared to $98,226 for the year ended April 30, 2008, an increase of $257,237. Please refer to Note 4 of the Consolidated Financial Statements for details.

Unearned revenue was $226,602 for the year ended April 30, 2009 as compared to zero for the year ended April 30, 2008. This is due to the fact that the Company started its sales activities by the second half of 2008. There was no revenue for the year ended April 30, 2008. Unearned revenue is recorded for the services that been signed and not yet been provided, hence the revenue has been amortized over the period that the service provide.

Operating Activities

Net cash used in operating activities was $4,195,093 in fiscal 2009 compared to $314,537 used in the same period of fiscal 2008, an increase of $3,880,556.  The cash used in operations including employee compensation, professional fees, facilities and advertising expense. The increase was mainly due to the expansion of our KTV advertising business and network, as well as a significant expense in the number of markets served.

 Investing Activities

            During fiscal 2009, net cash used in investing activities was $47,728, as compared to $6,793 net cash used in investing activities for fiscal 2008. The increase of net cash flow used in investing activities was mainly due to the purchase of fixed assets after the Company started its sales activities and expansion of its business.

 Financing Activities

Net cash provided by financing activities was $4,166,224 for fiscal 2009 compared to net cash provided by financing activities of $1,457,624 fiscal 2008. During fiscal 2009, our financing activities consisted primarily of cash proceeds received from the issuance of our equity securities stock to an accredited investor for $5 million.

We do not believe inflation had a significant negative impact on our results of operations during 2009.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
K’s Media
Beijing, China

We have audited the consolidated balance sheet of K’s Media and its subsidiaries (the “Company”) as of April 30, 2009 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended.  All of the financial statements referred to above are the responsibility of the Company's management.  Our responsibility is to express an opinion on all of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principals generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements,  the Company has incurred a net loss of $4,414,829 and has an accumulated deficit of $4,803,962 that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Parks Kurland Mohidin LLP

Encino, California
July 23, 2009

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Balance Sheets
April 30, 2009 and 2008

(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current assets
Cash	$1,102,634	$1,152,852
Accounts receivable, net of allowance for doubtful accounts of $250,772 at April 30, 2009	580,440	-
Prepaid expenses and other receivables (Note 3)	652,085	91,033
Inventory	107,066	-
Amount due from related party	249,232	-

Total current assets	2,691,457	1,243,885

Equipment, net (Note 5)	55,235	15,019

Total assets	$2,746,692	$1,258,904

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$355,463	$98,226
Amount due to related parties	8,086	242,423
Unearned revenue	226,602	-

Total liabilities	590,151	340,649

STOCKHOLDERS' EQUITY

Stockholders' Equity (Note 6)
Preferred stock: $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
33,466,167 and 31,637,000 issued and 22,916,167 and
21,137,000 outstanding , respectively	335	317
Additional paid-in capital	7,027,844	1,507,776
Deferred consulting services	(116,250)	(217,263)
Accumulated other comprehensive loss	48,574	16,558
Accumulated deficit	(4,803,962)	(389,133)

Total stockholders' equity	2,156,541	918,255

Total liabilities and stockholders' equity	$2,746,692	$1,258,904

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Operations

			Period from
			inception
		Year ended	(June 18, 2007) to
(Expressed in U.S. Dollars)		April 30, 2009	April 30, 2008

Revenues
Sales		$1,296,570	$-
Cost of good sold		(2,118,414)	(42,777)
Gross loss		(821,844)	(42,777)

Expenses
Administrative and general		3,083,126	325,855
Selling expenses		516,656	-
Total operating costs and expenses		3,599,782	325,855

Loss from operations	#	(4,421,626)	(368,632)

Other income and expenses
Interest income		30,751	9,070
Foreign exchange loss		(19,760)	(28,777)
Interest and bank charges		(4,194)	(794)
		6,797	(20,501)

Net Loss		(4,414,829)	(389,133)

Other Comprehensive Income		32,016	16,558

Comprehensive Loss		$(4,382,813)	$(372,575)

Net loss per share
Basic and diluted		$(0.19)	$(0.02)

Number of common shares used to
compute loss per share
Basic and diluted		22,664,843	21,099,145

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statement of Stockholders' Equity (Deficiency)
For the year ended April 30, 2009 and the period from Inception (June 18, 2007) to April 30, 2008

						Accumulated
				Deferred		other	Total
	Common Stock		Additional	Consulting	Accumulated	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Services	Deficit	income	Equity

Balance, Inception (June 18, 2007)	13,000,000	$130	$1,287,120	$-	$-	$-	$1,287,250
Issuance of 2,000,000 shares for finder's fee
to acquire Orient Come Holdings Limited	2,000,000	20	(20)				-
Issuance of common stock for the acquisition
of K's Media Advertising	10,500,000	105	(105)				-
Issuance of common stock pursuant to
Consultancy Services Agreement	50,000	1	274,499	(274,450)			50
Amortization of deferred consulting services				57,187			57,187
Recapitalization upon reverse acquisition of							-
Orient Come Holdings Limited	6,087,000	61	(53,718)				(53,657)

Foreign translation adjustment						16,558	16,558
Net loss for the period					(389,133)		(389,133)

Balance, April 30, 2008	31,637,000	317	1,507,776	(217,263)	(389,133)	16,558	918,255
Common stock issued on private placement
in July 2008 (at $3 per share)	1,666,667	16	3,700,449				3,700,465
Issuance of warrants on private placement
in July 2008			893,371				893,371
Issuance of common shares as employee benefits	112,500	1	641,249				641,250
Issuance of shares for service rendered	50,000	1	284,999	(285,000)			-
Amortization of deferred consulting services				386,013			386,013
Foreign translation adjustment						32,016	32,016
Net loss for the year ended April 30, 2009					(4,414,829)		(4,414,829)

Balance, April 30, 2009	33,466,167	$335	$7,027,844	$(116,250)	$(4,803,962)	$48,574	$2,156,541

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Cash Flows

		Period from
		inception
	For the year ended	(June 18, 2007) to
(Expressed in U.S. Dollars)	April 30, 2009	April 30, 2008

Cash flows used in operating activities
Net loss	$(4,414,829)	$(389,133)
Adjustment to reconcile net loss to net cash by operating activities:
Depreciation	8,086	54
Non-cash adminstrative and general expenses	386,013	57,188
Non-cash employee benefits	641,250	-
Changes in operating assets and liabilities:
Accounts receivable	(577,439)	-
Prepaid expenses and other receivable	(557,052)	(55,839)
Inventory	(106,513)	-
Accounts payable and accrued liabilities	254,579	16,820
Amount due from related party	(2,188)	-
Amount due to related parties	(52,431)	56,373
Unearned revenue	225,431	-
Net cash used in operating activities	(4,195,093)	(314,537)

Cash flows used in investing activities
Purchasing fixed assets	(47,728)	(15,073)
Cash transferred in from recapitalization	-	8,280
Net cash used in investing activities	(47,728)	(6,793)

Cash flows provided by financing activities
Issuance of common stock and warrants	4,593,836	1,287,250
Loans from related parties	-	170,374
Advance to related parties	(3,790,023)	-
Repayment from related parties	3,362,411	-
Net cash provided by financing activities	4,166,224	1,457,624

Effect of foreign exchange rate charges	26,379	16,558

Increase (decrease) in cash	(50,218)	1,152,852

Cash, beginning of period	1,152,852	-
Cash, end of period	$1,102,634	$1,152,852

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for recapitalization	$-	$1,287,250
Common stock issued for employee benefits	$641,250	$-
Common stock issued for service rendered	$285,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

K'S MEDIA
(Previously known as Kinglake Resources Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

Note 1. Nature of Operations and Going Concern

Nature of Operations

Kinglake Resources Inc. (the "Company") was incorporated in the State of Nevada on April 14, 2006 and engaged in the business of conducting research in the form of exploration of mineral property. In April 2006, the Company acquired a mining claim in the Province of British Columbia. In September 2007, the Company wrote down the property to $nil according to the recommendation of the Company's geologist as the property had minimal value for mining. The mining claim expired April 18, 2007. During the year ended April 30, 2009, the Company ceased to be a development stage enterprise as it commenced its planned principal operations.

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

As a result of the Share Exchange Agreement, the Company is involved in the advertising business that targets high end consumers in China by placing premium brand advertising in "entertainment" clubs on behalf of top-tier consumer products clients. Entertainment clubs are popular entertainment establishments in Asia that rent private rooms containing karaoke singing equipment, typically to groups of friends and business colleagues.

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

On June 4, 2009, the Company entered into amendment 3 to the Escrow Agreement made as of the 23rd day of December 2007 by and between K’s Media; Orient Come Holdings Limited; Beijing K's Media Advertising Ltd. Co.; an affiliate of Shine MultiMedia Co., Ltd. (“Shine”), a provider of services to the Company and Arnstein & Lehr LLP, a law firm. The remaining 2,625,000 (25%) escrowed shares are issuable to an affiliate of Shine Company and are being held pending the Company’s entering into advertising agreements with KTV clubs as facilitated by the affiliate.  Due to the change of the overall economic environment during the second half of 2008, and under the new condition, 1,575,000 escrowed shares have been released to the affiliate of Shine in July 2009. On the second and third anniversaries, 525,000 (20% each year) of the escrowed shares will be released if the affiliate has signed up more than 600 KTV clubs during the respective year under advertising agreements with the Company. If between 300 and 600 KTV clubs have signed advertising agreements during the year the number of shares to be released will be reduced on a pro rata basis. If less than 300 KTV clubs have signed advertising agreements with the Company during each of those years, then 525,000 (20% per year) of the escrowed shares will be returned to the Company, and the affiliate will no longer be entitled to the shares.

On August 4, 2009, the Company entered into amendment 4 to the Escrow Agreement to extend the achievement of $2,118,789 of audited signed sales from K's Media's operations for K's Media fiscal year ended December 31, 2008 to 16 months from January 1, 2008 to April 30, 2009 (the "2009 Amended Performance Threshold") and $15,980,447 of the audited signed sales from K's Media's operations results for K's Media fiscal year ended April 30, 2010 (the "2010 Amended Performance Threshold"), and $36,929,605 of the audited signed sales from K's Media's operations results for K's Media fiscal year ended April 30, 2011 (the "2011 Amended Performance Threshold"). If K's Media achieved each of the 2009, 2010 and 2011 Amended Performance Threshold, one third of the Escrow Shares will be released to shareholders of K’s Media every performance period for a total of 3.33 years. If Performance Threshold is not achieved, a number of Escrow Shares (such number to be determined by the formula as set forth in the Escrow Agreement) will be returned to the Company for cancellation within 30 days after the Company files its Form 10-K with SEC. Upon the termination of the Escrow agreement, any and all Escrow shares remaining in the Escrow account shall be returned to the Company for cancellation.  The remaining 2,625,000 being held as security for K's Media entering into advertising agreements with entertainment clubs facilitated by the service provider. If at the end of 16 months ended April 30, 2009 the service provider has signed up less than 300 entertainment clubs under advertising agreements with K's Media, then 60% of the 2,625,000 shares shall be cancelled within 30 days after the Company files its Form 10-K with SEC.  If at the end of K's Media fiscal year ended April 30, 2010 and K's Media fiscal year ended April 30, 2011 the service provider has facilitated less than 600 advertising agreements per each year, then 20% of the 2,625,000 shares shall be cancelled respectively within 30 days after the Company files its Form 10-K with SEC.

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

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At April 30, 2009, the Company has accumulated losses of $4,803,962 since inception. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2010. The future of the Company hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2. Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in U.S. dollars.

(b) Principles of Consolidation

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

(c) Estimates

The consolidated financial statements were prepared in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value.

(e) Concentration of Credit Risk

The Company maintains Chinese Renminbi cash balances in banks in China and U.S. Dollar and Canadian Dollar cash balances in a Canadian bank, that are not insured.

(f) Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them. At April 30, 2009, the Company made provision for doubtful accounts of $250,772.

(g) Inventories

Inventories, which consist of golf equipment, t-shirts, wine and cosmetic gift cards that are received through barter transactions, are valued at the lower of cost and net realizable value, with cost being determined on a first-in-first-out basis.

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years. Any gain or loss on disposal of property, plant or equipment will be recorded in the income statement at the year of disposal. Expenditures for betterments, renewals and additions are capitalized. Repairs and maintenance expenses are charged to operations as incurred.

(i) Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(j) Foreign Currency Translation

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

(k) Stock-based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123 and SFAS 123 (R) under the fair value based method that measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As of April 30, 2009, there are no outstanding stock options or warrants.

(l) Deferred Consultancy Services

When shares of the common stock of the Company are issued for services provided over a certain period of time, the fair value of the shares are recorded as deferred consultancy services in the equity section of the balance sheet and will be amortized as expenses over the period of services.

(m) Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(n) Fair Value of Financial Instruments

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

(o) Related Party Transactions

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

(p) Revenue Recognition

The Company recognizes revenue of advertising and promotion services when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized when services have been rendered. Amounts received from customers in advance of the period in which service is rendered are deferred and recorded on the balance sheet as a liability under "deferred revenues". For barter transactions, the Company recognizes revenue at the fair value of the goods or services received or surrendered in the exchange.

(q) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended April 30, 2009 and 2008.

(r) Earnings (Loss) Per Share

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

(s) Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. The Company includes items of other comprehensive income (loss) by their nature, such as foreign currency translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income (loss) separately from accumulated deficit in the equity section of the balance sheet. The Company discloses total comprehensive income (loss), its components and accumulated balances on its consolidated statement of stockholders’ equity (deficiency).

(t) Recent Accounting Pronouncements

(i) Disclosure about Derivative Instruments and Hedging Activities

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

(ii) Determination of the Useful Life of Intangible Assets

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

(iii) Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

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

(iv) The Hierarchy of Generally Accepted Accounting Principles

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

(v) Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock

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

(vi) Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

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

(vii) Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

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

(viii) Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS 133-1 on its consolidated financial position and results of operations.

(ix) Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

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

(x) Accounting for Defensive Intangible Assets

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

(xi) Equity Method Investment Accounting Considerations

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

(xii) Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

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

(xiii) Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(xiv) Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets

In January 2009, The FASB released FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. The guidance, which modifies Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, is effective for interim and annual reporting periods ending after December 15, 2008, and should be applied prospectively, the FASB said. Application to a prior reporting period is not permitted.

The amendment allows for the use of other-than-temporary impairment assessments established in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for securities that had previously been subject to the impairment assessment under EITF Issue No. 99-20. SFAS No. 115 allows a reporting entity to assess an impaired security that is classified as either available-for-sale or held-to-maturity debt in order to determine whether the impairment should be recognized as other-than-temporary and recognized in earnings.

SFAS No. 115 gives management more discretion than EITF Issue No. 99-20, in deciding whether the loss is permanent. EITF Issue No. 99-20 required the use of market prices to assess the impairments of debt securities that are beneficial interests in some securitized financial transactions. Under the amended guidance, management can base the value it reports in the financial statements on its judgment of its ability to collect all the contracted amounts due.

The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

(xv) Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments”, and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the quarter ended July 31, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

(xvi) Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ended July 31, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the quarter ended July 31, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

(xvii) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination.  SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations beginning with the first annual period on or after December 15, 2008.  The adoption of SFAS 141(R)-1 did not have an impact on the Company’s consolidated financial statements.

(xviii) Subsequent Events

In May 2009, the FASB issued FASB No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard will not have a material impact on the Company.

(xix) Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

(xx) Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

(xxi) The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

Note 3. Prepaid expenses and other receivables

As of April 30, 2009 and 2008, prepaid expenses and other receivables consist of the following:

	2009	2008
Prepaid trade expenses	$13,968	$43,495
Prepaid consultants and corporate expenses	40,000	47,488
Money advanced to offices and staff for expenses
to be incurred for the Company	598,117	50
	$652,085	$91,033

Note 4. Accounts Payable and Accrued Liabilities

As of April 30, 2009 and 2008, accounts payable and accrued liabilities consist of the following:

	2009	2008
Accounts payable	$325,180	$55,293
Others payable	30,283	-
Accrued salary	-	42,933
	$355,463	$98,226

Note 5. Equipment

Equipment as of April 30, 2009 and 2008 is summarized as follows:

	2009	2008
Computer equipment	$54,556	$15,075
Office equipment	8,864	-
	63,420	15,075
Less: accumulated depreciation	-8185	-56
	$55,235	$15,019

The depreciation expense incurred during the year ended April 30, 2009 and from inception (June 18, 2007) to April 30, 2008 were $8,086 and $54 respectively.

Note 6. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in their Articles of Incorporation. At April 30, 2009, the Company did not have any outstanding preferred stock.

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

In February 2008 the Company entered into a business advisory agreement for one year. Under this agreement the Company issued 50,000 shares of common stock valued at market totaling $274,500, which has been expensed by the Company.

On July 17, 2008, the "Company" completed the sale of 1,666,667 units of its securities (the "Units"), with each Unit consisting of (a) one share of the Company's Common Stock, par value $0.00001 per share (the "Common Stock"), (b) a warrant to purchase one share of Common Stock at a purchase price of $6.00 per share of Common Stock (the "Group A Warrant"), and (c) a warrant to purchase one share of Common Stock at a purchase price of $9.00 per share of Common Stock (the "Group B Warrant"), for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000. The Company sold the Units to a single investor pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended, and the offering of the Units is now terminated. The Company used the net proceeds from the sale of the Units for working capital and general corporate purposes. The total cost for the $5,000,000 private placement was $406,164, resulting in net proceeds of $4,593,836. The proceeds from the issuance of the units were allocated between the warrants and the common shares on the basis of relative fair values. The fair value of the warrants of $893,371 was calculated using the Black-Scholes model using the following assumptions: Volatility of 14.25%, expected term of 5 years, risk free interest rate of 3.35%.

The Group A Warrant has an exercise price of $6.00 per share, is exercisable for a five-year period commencing on July 17, 2008, to purchase 1,666,667 shares of Common Stock in the aggregate. In the event the Company issues Common Stock or certain Common Stock derivatives during the six month period following the issuance of the Class A Warrant, excluding specified excluded shares, at a purchase price or conversion or exercise price, as applicable, less than $3.00 per share of Common Stock, the Company must either, at its option (a) repurchase the Units at a repurchase price of $3.00 per Unit issued, or (b) reduce the exercise price of the Group A Warrant (but not the number of shares of Common Stock issuable upon exercise of the Group A Warrant) on a weighted-average basis, in accordance with the formula set forth in the Group A Warrant. The Group A Warrant is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations, reclassifications, and similar corporate events. The Group A Warrant may not be exercised on a cashless basis.

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

On October 8, 2008, the Company issued 112,500 shares of Common Stock at a fair market value of $641,250 to employees, and the amount was recorded as compensation expense.

In November 2008, the Company entered into a financing and investor relations agreement for eight months. Under this agreement the Company issued 900,000 shares of Common Stock valued at market totaling $5,130,000 and $25,000 in cash. The agreement was cancelled in February 2009 and 850,000 shares issued were returned for cancellation. The Company has expensed $193,750 of this agreement and $116,250 is included in deferred consulting service as at April 30, 2009.

Note 7. Related Party Balances/Transactions

During the year ended April 30, 2009, the Company accrued $33,315 (2008: $24,549) in consulting fees to a related party of the Company’s President and CEO. As of April 30, 2009, the Company owes $3,942 (2008: $56,373) to this related party for services rendered.

At April 30, 2009, the balance of the expenses that the Company’s President and CEO paid on behalf of the Company is $4,144 (2008: $186,050), which is non-interest bearing, unsecured, and due on demand. The Company’s President and CEO totally advanced $6,726 to the Company for business purposes during the year and $175,180 was repaid during the year.

At April 30, 2009, the balance that the Company advanced to an officer of the Company for expenses to be incurred for the Company is $2,200 (2008: $nil). The Company totally advanced $4,546 to the officer for business purpose during the year and $2,346 was repaid or reported as operating expenses during the year.

For the purpose of currency conversion, the Company sends foreign currency to an agent in China which is a related party to the Company, and then receives Renminbi back from the agent right after the conversion. The shareholder of the agent is the father of the Company’s CFO and one of its shareholders. During the year ended April 30, 2009, the Company sent $3,783,875 to the agent, and the agent returned $3,538,129 to the Company. The remaining balance of $247,032 (2008: $nil) has not yet been returned to the Company by the filing date.

Note 8. Income Taxes

There is no current or deferred tax expense for the year ended April 30, 2009 and period ended April 30, 2008 due to the Company’s loss position. The benefits of temporary differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The Company's subsidiaries in China are governed by the Income Tax Law of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "China Income Tax Law"). Pursuant to the China Income Tax Law, since January 1, 2008, wholly-owned foreign enterprises are subject to tax at a statutory rate of 25%. Prior to January 1, 2008, the rate was 33% (30% state income tax plus 3% local income tax).

The components of net loss consist of the following:

		From the period
		from inceoption
	Year ended	(June 18, 2007)
	April 30, 2009	to April 30, 2008

U.S. Operations	$1,297,732	$161,585
Chinese Operations	3,117,097	227,548
	$4,414,829	$389,133

Due to the uncertainty of the realization of the tax benefits from the net loss, no tax benefit was recorded.

The table below summarizes the reconciliation of the Company's income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

		From the period
		from inceoption
	Year ended	(June 18, 2007)
	April 30, 2009	to April 30, 2008
Income tax provision (benefit) at Federal
statutory rate	$-1,501,000	$-137,000
State income taxes, net of Federal Benefit	0	17,000
U.S. tax rate in excess of foreign tax rate	281,000	33,000
Increase in valuation allowance	1,220,000	121,000
	$0	$0

The Company has a net operating loss ("NOL") carryforward for United States income tax purposes at April 30, 2009 expiring through the year 2029.  Management estimates the NOL as of April 30, 2009 to be approximately $1,654,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code.

The Company has a net operating loss ("NOL") carryforward for China income tax purposes at April 30, 2009 expiring through the year 2012.  Management estimates the NOL as of April 30, 2009 to be approximately $3,285,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company's deferred tax assets as of April 30, 2009 and 2008 are as follows:

	January 31,	April 30,
	2009	2008
NOL carryforwards	$1,383,000	$64,000
Valuation allowance	(1,383,000)	(64,000)
Deferred tax asset, net of allowance	$0	$0

Note 9. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

During the year period ended April 30, 2009, the Company has 2 customers，Beijing Wing of Martin Trading Co., Ltd. and Beijing ZhongShiKanDian Advertising Co., Ltd., representing 9% and 18% of the net total sales respectively.

During the year ended April 30, 2009, the Company had sales revenue of $412,758 with related cost of sales of $nil arising from barter transactions with 7 customers. The barter revenue and offsetting expense are recognized at the fair value of the services rendered by customers as determined by similar cash transaction. The related goods and services from the above 7 customers were received by the Company.

Note 10. Statutory Reserve

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

Due to the Company’s losses, no reserve funds and staff welfare fund were appropriated.

Note 11. Commitments

The Company entered into agreements with various KTVs and night clubs for rental of space in karaoke rooms and broadcasting fees for advertisements. The total rental and fees to be paid for the next five years are summarized as follows:

Year ended April 30,
2010	$3,308,950
2011	3,223,478
2012	2,565,438
2013	2,365,283
2014	399,053
after 2014	-
$11,862,202

Note 12. Reclassification

At April 30, 2008, $217,263 was reclassified from prepaid expenses to deferred consulting services to conform with the current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Our financial statements for the period from November, 2007 to October 31,2008 were audited by Sherb & Co., an independent registered firm of Certified Public Accountants.  On February 18, 2009, we engaged Goldman Parks Kurland Mohidin LLP, an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our board of directors. Our termination of our relationship with Sherb & Co. and our engagement of Goldman Parks Kurland Mohidin LLP was not the result of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM  9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

  Under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Exchange Act as of April 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

    The name, age and position of our officers and director is set forth below:

Name	Age	Position
Ke Wang	28	Chairman
Jake Wei	39	Chief Financial Officer and Director
James Wei	35	Director
Bernard Chan	44	Independent Director
Jie Wang	53	Independent Director
Peng Jin	33	Independent Director
Qing Ren	29	Independent Director
Leslie Lou	60	Independent Director

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

Bernard Chan.  Mr. Chan has over 18 years of experience in the areas of financial advisory, direct private investments and corporate finance. Between 2003 and 2007, he was the chief financial officer for US companies, Asia Payment Systems, Inc. and China World Trade Corporate, which was listed on OTC Bulletin Board, where he oversaw M&A and financial projects. He also served as Managing Partner of a Hong Kong corporate finance providing advisory of U.S. listing and capital raising. Prior to that, Mr. Chan was a member of senior management for several listed companies in Hong Kong and one of the largest private landowner in Hawaii, focusing on direct investments and assets management. He is also a Registered Investment Advisor. Mr. Chan earned his Master of Business Administration Degree in International Management and Investment Finance, Master of Science Degree in Applied Econometrics, and Bachelor of Business Administration Degree in Investment Finance, all from the University of Hawaii.

 Jie Wang. Mr. Wang has been working as Partner and Managing Director of Hi-Gold Consultants Limited since 2001. Hi-Gold is a consulting firm located in Hong Kong. He currently also serves as Independent Director of a Shanghai listed public company and as Director in two other private companies in China. Positions previously held by Mr. Wang include Managing Director of Beijing based Orient Century Securities Investment Consultation, Senior Advisor to the Chairman and CEO of Guangxi Yuchai Machinery Company Ltd and China Yuchai International (a NYSE listed company), Deputy Director of Fund Management Department of Stock Exchange Executive Council (SEEC, Beijing), and Trader in Forex Funding Department of CITIC Industrial Bank. Wang Jie graduated from Concordia University in Montreal, Canada with a MBA degree and from the People’s University of China in Beijing of China with BA economics. He also studied in the programs and received certificates of Chinese Securities Course for Independent Directors at the Securities Association of China/School of Economics and Management, Tsinghua University in Beijing, and the Canadian Securities Course at the Canadian Securities Institute in Toronto of Canada.

Peng Jin. Mr. Jin is the founder and CEO of Shanghai Dingbiao Internet Technology Co., Ltd. He also found Shanghai Sihan Culture Communication Co., Ltd. in 2006. The Company was sold to a third party in 2007. Previous positions of Mr. Jin included Vice President of Shanda Corporation, and Deputy Director of Shanda Family Strategy. Mr. Jin earned his PhD from School of International Relations and Public Affairs, Fudan University in Shanghai, China.

Qing Ren. Mr. Ren, is currently the Vice Chairman of China Enterprises National Energy Group, a position he has held since 2007. He served as director of KaiRong National Trading Ltd. and Vice President of Hong Kong MingHua Electronic Ltd. Mr. Ren graduated from University of British Columbia with BA in economics.

Leslie Lou. Mr. Lou has over 30 years of experience in business operation and management. Since 2002, he has been consultant director for Group Fame International Limited (GFI) and GFI Korea, which is in the Chartered Private aircraft business in Asia. Prior to joining GFI, he was Operations Manager for TSI Manufacturing LLC (HK) Limited, Managing Director of Advanced Technology Production Limited (ATP)- Hong Kong, Operations Manager for Esprit Systems (Hong Kong) Limited and Hazeltine Corporation. Mr. Lou has earned a MBA in Marketing from New York University, New York.

Committees of the Board of Directors

On Nov. 24, 2008, Mr. Bernard Chan, Mr. Jie Wang, Mr. Peng Jin, Mr. Qing Ren and Mr. Leslie Lou have been appointed as independent directors of the Board of Directors of K's Media (the "Company") for a term commencing on Nov. 24, 2008, and expiring at the Company's next Annual Meeting of Stockholders.

The Company has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee composed of three independent directors: Mr. Bernard Chan, Mr. Jie Wang and Mr. Qing Ren; the Compensation Committee composed of two independent directors: Mr. Bernard Chan and Mr. Jie Wang, and the Nominating and Corporate Governance Committee composed of three independent directors: Mr. Bernard Chan, Mr. Jie Wang and Mr. Qing Ren.

Code of Ethics

We adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer, and the members of our board of directors. We expect all of our officers, directors, and employees to act in accordance with the highest standards of personal and professional integrity in all aspects of their activities, to comply with all applicable laws, rules, and regulations, to deter wrongdoing, and abide by the policies and procedures we have adopted.  Any waiver of the code of ethics for any director or executive officer may be made only by our board of directors.  If we make any substantive amendments to the code of ethics or grant any waiver from a provision of the code of ethics to any executive officer or director, we will promptly file a current report on Form 8-K disclosing the amendment or waiver or disclose the nature of the amendment or waiver on our website, or both.

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

ITEM 11.  EXECUTIVE COMPENSATION

           The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended April 30, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yan Zhuang
prior	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
President and CEO (1)	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$-0-	$-0-

Andy Pang
current President and CEO (2)	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
	2008/2009	$85,784	-0-	-0-	-0-	-0-	-0-	$-0-	$-0-

Xin Wei
CFO	2007/2008	-0-	-0-	-0-	-0-	-0-	-0-	$-0-	$-0-
	2008/2009	-0-	-0-	-0-	-0-	-0-	-0-	$-0-	$-0-

(1)	Mr. Zhuang resigned as our President/Chief Executive Officer effective as of May 7, 2009.

(2)	Mr. Pang was appointed as our President/Chief Executive Officer effective as of May 7, 2009.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED APRIL 30, 2009

The following table sets forth information as at April 30, 2009 relating to options that have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Yan Zhuang prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Andy Pang President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Xin Wei CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2009:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ke Wang	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xin Wei	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yan Zhuang (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kun Wei	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bernard Chan	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Qing Ren
Peng Jin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jie Wang	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Leslie Lou	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1)	Mr. Zhuang resigned as our President/Chief Executive Officer effective as of May 7, 2009.

On April 2, 2009, we filed K’s Media 2009 Stock Incentive Plan. This information is incorporated by reference into this Annual Report on Form 10-K.

EMPLOYMENT AND CONSULTING AGREEMENTS

As of the date of this Annual Report, we have entered into employment agreement with Mr. Andy Pang for a term of 39 months effective October 1, 2008. We have not entered into any contractual agreements with our other executive officers or directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this report by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of August 1, 2009, we had 33,466,167 shares of common stock outstanding, which excludes 89,250,000 shares of our common stock held pursuant to the Escrow Agreement and subject to issuance.  Unless otherwise provided below, addresses for each shareholder is Rm.1909,Tower A, The Spaces International Center.No.8,Dongdaqiao Road, Chaoyang District, Beijing, China.  Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.  The information below excludes 89,250,000 shares held in escrow subject to the Escrow Agreement executed in connection with the January 2008 share exchange, described under “Business - Background and Business of the Company” above.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2009, we incurred approximately $40,000 in fees to our principal independent accountant: Goldman Parks Kurland Mohidin LLP for professional services rendered in connection with the audit of our financial statements for fiscal 2009 and for the review of our financial statements for the quarter ended January 31, 2009. We incurred approximately $6,000 in fees to our previous principal independent accountant: Sherb & Co. for professional services rendered in connection with the review of our financial statements for the quarters ended July 31, 2008 and October 31, 2008.

During fiscal 2008, we incurred approximately $25,000 in fees to our previous principal independent accountants: Sherb & Co. for professional services rendered in connection with the audit of our financial statements for fiscal 2008.

During fiscal year ended April 30, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

PART IV

ITEM 15.  EXHIBITS.

(a) Financial Statements and Schedules.

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b) Exhibit Listing

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 13, 2009.

K's Media

By:	/s/ Ke Wang
Ke Wang
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 13, 2009.

Signature	Title
/s/ Ke Wang Ke Wang	Chairman
/s/ Jake Wei Jake Wei	Chief Financial Officer and Director
/s/ James Wei James Wei	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement dated as of December 23, 2007 (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed January 18, 2008).
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form SB-2 filed with Commission on July 20, 2006).
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the state of Nevada on February 15, 2008.
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed with Commission on July 20, 2006).
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

10.6	Subscription Agreement between the Company and Fu, Song Yang (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.7	Form of Group A Warrant (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.8	Form of Group B Warrant (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.9	K’s Media 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed April 2, 2009)
14.1	Code of Ethics.
21.1	List of subsidiaries.
23.1	Consent of Sherb & Co.
23.2	Consent of Michael T. Studer CPA P.C.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed herewith.