Form 10-Q
period 2009-07-31
K's Media
filed 2009-09-21
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTER ENDED JULY 31, 2009

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

As of September 12, 2009, the Company has 33,466,167 shares of common stock issued and outstanding.

  K's Media

Form 10-Q for the period ended July 31, 2009

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

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Balance Sheets
July 31 and April 30, 2009

	July 31,	April 30,
(Expressed in U.S. Dollars)	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$446,223	$1,102,634
Accounts receivable, net of allowance for doubtful accounts of $1,227,793 and $ 250, 772, respectively	451,877	580,440
Prepaid expenses and other receivables (Note 5)	681,766	652,085
Inventory	92,301	107,066
Amount due from related party (Note 9)	253,036	249,232

Total current assets	1,925,203	2,691,457

Equipment, net (Note 7)	56,820	55,235

Total assets	$1,982,023	$2,746,692

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (Note 6)	$355,966	$355,463
Amount due to related parties (Note 9)	13,248	8,086
Unearned revenue	191,660	226,602

Total liabilities	560,874	590,151

STOCKHOLDERS' EQUITY

Stockholders' Equity (Note 8)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
32,945,557 and 33,466,167 issued and 26,645,547 and 22,966,167 oustanding, respectively	329	335
Additional paid-in capital	7,947,695	7,027,844
Deferred consulting services	-	(116,250)
Accumulated other comprehensive loss	44,633	48,574
Accumulated deficit	(6,571,508)	(4,803,962)

Total stockholders' equity	1,421,149	2,156,541

Total liabilities and stockholders' equity	$1,982,023	$2,746,692

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the three months ended July 31, 2009 and 2008
(Unaudited)

(Expressed in U.S. Dollars)	2009		2008

Advertising revenue at contracted amounts	$1,611,974		$-
Adjustments for barter transactions	-188,816		-
Net revenues	1,423,158		-
Rental and broadcasting fees due entertainment clubs	484,648		276,448
Gross profit (loss)	938,510		-276,448
Selling, general and adminitrative expenses:
Selling expenses	431,236		-
General and administrative (including stock-based
compensation of $1,036,095 and $68, 613, respectively)	1,298,809		359,751
Provision for doubtful accounts	978,086		-
Total	2,708,131	#	359,751

Loss from operations	(1,769,621)	#	(636,199)

Other income and expenses
Interest income	2,664		7,790
Foreign exchange gain	18		-
Interest and bank charges	(607)		-
Other income and expenses (net)	2,075		7,790

Net Loss	(1,767,546)		(628,409)

Other Comprehensive Income (Loss)	(3,941)		19,919

Comprehensive Loss	$(1,771,487)		$(608,490)

Net loss per share
Basic and diluted	$(0.08)		$(0.03)

Number of common shares used to
compute loss per share
Basic and diluted	22,966,167		21,408,739

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the three months ended July 31, 2009 and year ended April 30, 2009

						Accumulated
				Deferred		other	Total
	Common Stock		Additional	Consulting	Accumulated	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Services	Deficit	income	Equity

Balance, April 30, 2008	31,637,000	$317	$1,507,776	$(217,263)	$(389,133)	$16,558	$918,255
Common stock issued on private placement
in July 2008 (at $3 per share)	1,666,667	16	3,700,449				3,700,465
Issuance of warrants on private placement
in July 2008			893,371				893,371
Issuance of common shares as employee benefits	112,500	1	641,249				641,250
Issuance of shares for services rendered	50,000	1	284,999	(285,000)			-
Amortization of deferred consulting services				386,013			386,013
Foreign translation adjustment						32,016	32,016
Net loss for the year ended April 30, 2009					(4,414,829)		(4,414,829)

Balance, April 30, 2009 (audited)	33,466,167	$335	$7,027,844	$(116,250)	$(4,803,962)	$48,574	$2,156,541
Release and cancellation of Escrow Shares (Note 1)	(520,620)	(6)	919,851				919,845
Amortization of deferred consulting services				116,250			116,250
Foreign translation adjustment						(3,941)	(3,941)
Net loss for the three months ended July 31, 2009					(1,767,546)		(1,767,546)

Balance, July 31, 2009 (unaudited)	32,945,547	$329	$7,947,695	$-	$(6,571,508)	$44,633	$1,421,149

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Cash Flows
For the three months ended July 31, 2009 and 2008
(Unaudited)

(Expressed in U.S. Dollars)	2009	2008

Cash flows used in operating activities
Net loss	$(1,767,546)	$(628,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,231	800
Provision for doubtful accounts	978,086	-
Stock-based compensation	1,036,095	68,613
Changes in operating assets and liabilities:
Accounts receivable	(850,679)	-
Prepaid expenses and other receivable	(31,002)	(147,301)
Inventory	14,530	-
Accounts payable and accrued liabilities	1,171	10,141
Amount due from related party	1,464	-
Amount due to related parties	5,142	(191,019)
Unearned revenue	(34,482)	-
Net cash used in operating activities	(643,990)	(887,175)

Cash flows used in investing activities
Purchase of fixed assets	(4,934)	(11,277)
Net cash used in investing activities	(4,934)	(11,277)

Cash flows provided by (used in) financing activities
Issuance of common stock and warrants	-	4,593,836
Advance to related parties	(5,798)	-
Net cash provided by (used in) financing activities	(5,798)	4,593,836

Effect of foreign exchange rate changes	(1,689)	19,919

Increase (decrease) in cash	(656,411)	3,715,303

Cash, beginning of period	1,102,634	1,152,852
Cash, end of period	$446,223	$4,868,155

Supplemental disclosure of cash flow information:
Interest paid	$30	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

K's MEDIA
(Previously known as Kinglake Resources Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Unaudited)

Note 1. Nature of Operations and Going Concern

Nature of Operations

K’s Media (the "Company") was incorporated in the State of Nevada on April 14, 2006 under the name Kinglake Resources Inc., which was changed to K’s Media on March 11, 2008. In April 2006, the Company acquired a mining claim in the Province of British Columbia. The mining claim expired April 18, 2007. During the year ended April 30, 2009, the Company ceased to be a development stage enterprise as it commenced its planned principal operations.

On January 18, 2008, the Company completed a Share Exchange Agreement (the "Share Exchange Agreement") dated December 23, 2007 with Orient Come Holdings Limited, a company organized under the laws of British Virgin Islands ("Orient Come") and Beijing K's Media Advertising Ltd. Co. ("K's Media"), a limited liability company organized under the laws of the People's Republic of China ("China"). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to the Company all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of the Company's common stock (the "Acquisition"). As a result of the Acquisition, Orient Come became the Company's wholly-owned subsidiary and the Orient Come Shareholders and/or their designated third parties acquired in the aggregate approximately 62% of the Company’s issued and outstanding stock. In connection with the Share Exchange Agreement, the Company issued 2,000,000 shares of its common stock as a finder's fee to a third party.

Concurrent with the Share Exchange Agreement, the Company entered into a series of agreements with K's Media and the shareholders of K's Media (see Note 1(a) to (d) for details). Included among these agreements is a Business Cooperation Agreement. Under this agreement the Company effectively controls K's Media. As a result of the Business Cooperation Agreement, K’s Media is deemed to be a subsidiary of the Company under FASB Interpretations - FIN 46(R): Consolidation of Variable Interest Entities (as amended) ("FIN 46 (R)") and Emerging Issue Task Force 97-2 (“EITF 97-2”): Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

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

The Share Exchange Agreement has been considered a reverse acquisition as Orient Come effectively assumed control of the Company. The Company (the legal acquirer of Orient Come) in substance is the accounting acquiree and Orient Come (the legal acquiree of the Company) is the accounting acquirer. The consolidated financial statements presented are those of Orient Come, the accounting acquirer, at historical cost, from June 18, 2007 to January 18, 2008, and combined with the Company thereafter. Orient Come commenced operations on June 18, 2007.

At December 23, 2007, the president of the Company was the brother of a significant stockholder of Orient Come and K’s Media.

The following agreements were entered into concurrent with the Share Exchange Agreement:

(a) Escrow Agreement

The Company entered into an Escrow Agreement (“Escrow Agreement”) with K's Media and shareholders of K's Media effective December 23, 2007. Pursuant to the Escrow Agreement, 10,500,000 Escrow Shares of Company common stock were deposited and held in an escrow account with an escrow agent. The Escrow Agreement, as amended January 31, 2008, September 4, 2008, June 4, 2009, August 4, 2009, and September 7, 2009, provides for the release and delivery to K’s Media stockholders and designees of up to 10,500,000 Escrow Shares of Company common stock based on the achievement of certain Performance Thresholds and the cancellation of the remaining shares, as follows:

Performance Threshold	Performance Threshold	Escrow shares Deliverable	Minimum Performance Threshold
K's Media Signed Sales:
16 Months ended April 30, 2009	$1,900,000	2,625,000	$1,059,395
Year ended April 30, 2010	$14,380,000	2,625,000	$7,990,224
Year ended April 30, 2011	$33,230,000	2,625,000	$18,464,803
Number of AD Agreements with entertainment clubs initiated by K' media stockholders
16 months ended April 30, 2009	600	1,575,000	300
Year ended April 30, 2010	300	525,000	300
Year ended April 30, 2011	300	525,000	300
Total		10,050,000

Under the Escrow Agreement, as amended, if the applicable Performance Threshold is met, the respective parties are to be delivered the Escrow Shares deliverable. If the Minimum Performance Threshold is not met, the applicable Escrow Shares are to be returned to the Company and cancelled. If the Minimum Performance Threshold is met but the Performance Threshold is not met, then a proportionate number of the 10,500,000 Escrow Shares (actual results divided by the Performance Threshold) are to be delivered to the respective parties and the remainder is to be returned to the Company and cancelled.

Effective July 31, 2009, the Company authorized the release of a total of 3,679,380 Escrow Shares and cancellation of a total of 520,620 Escrow shares in connection with the achievement of performance thresholds relating to the 16 months ended April 30, 2009. After such release and cancellation, there are 6,300,000 Escrow shares remaining.

(b) Business Cooperation Agreement

Pursuant to the provisions of the Business Cooperation Agreement, which has a term of 20 years, K's Media retained the services of Orient Come in relation to the current and proposed operations of K's Media's business in China ("Orient Come's Services").  Under the Business Cooperation Agreement, K's Media will remit a quarterly consulting fee, equal to 80% of its quarterly revenues after deduction of direct operating costs, expenses and taxes in consideration of Orient Come's Services.

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

(c) Option Agreement

Under an Option Agreement entered into by and among Orient Come, shareholders of K's Media and K's Media effective as of December 23, 2007, the shareholders of  K's Media, irrevocably granted to Orient Come or its designated party an exclusive option to purchase, to the extent permitted by China law, a portion or all of their respective equity interests in  K's Media for a purchase price of $100. Orient Come or its designated party has the sole discretion to decide when to exercise the option, whether in part or in full. The agreement has a term of 20 years.

 (d) Equity Pledge Agreement

Under an Equity Pledge Agreement entered into by and among Orient Come, K's Media and shareholders of K's Media dated December 23, 2007, the shareholders of K's Media pledged, all of their equity interests in K's Media to guarantee the performance of K's Media in its obligations under the Business Cooperation Agreement. If K's Media or any of its shareholders breaches his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Orient Come, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The shareholders of K's Media agree not to dispose of the pledged equity interests or take any actions that would prejudice Orient Come's interest, and to notify the Company of any events or upon receipt of any notices which may affect Orient Come's interest in the pledge. The term of the Pledges shall last until all obligations under the Exclusive Business Cooperation Agreement have been satisfied by K’s Media.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At July 31, 2009, the Company has accumulated losses of $6,571,508 since inception. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2010. The future of the Company hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of July 31, 2009, and the results of operations and cash flow for the three months ended July 31, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K. Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

These consolidated financial statements include the accounts of K's Media (Registrant, formerly known as Kinglake Resources Inc.), Oriental Come Holdings Limited (100% owned subsidiary), Beijing K's Media Broadcasting Ltd. Co. (100% owned subsidiary) and Beijing K's Media Advertising Ltd. Co., which is deemed to be a Variable Interest Entity of the Company through contractual relationship. This consolidation is required by the standards of Accounting Research Bulletin 51, Consolidated Financial Statements, Statement 94 of the Financial Accounting Standards Board (“FASB”), Consolidation of All Majority-Owned Subsidiaries, FASB Interpretation 46(R), Consolidation of Variable Interest Entities, Issue 04-05 of the Emerging Issues Task Force of the FASB, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and FASB Staff Position SOP 78-9-1, Interaction of AICPA Statement of Position (“SOP”) 78-9 and Emerging Issues Task Force (“EITF”) Issue 04-05.

Note 3. Changes in Accounting Policies

The Company adopted the following accounting policies effective from May 1, 2009:

(i) Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. The adoption of this statement did not have any material effect on the Company's consolidated financial statements.

(ii) Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The adoption of FSP FAS 142-3 did not have any material effect on the Company's consolidated financial statements.

(iii) Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The adoption of FSP APB 14-1 did not have any material effect on the Company's consolidated financial statements.

(iv) The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

(v) Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock

In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock". EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Adoption of EITF 07-5 did not have any material effect on the Company’s consolidated financial position and results of operations.

(vi) Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. Adoption of EITF 03-6-1 did not have any material effect on the Company’s consolidated financial position and results of operations.

(vii) Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF 08-5 “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”. This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. Adoption of EITF 08-5 did not have any material effect on the Company’s consolidated financial position and results of operations.

(viii) Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 16.”. This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. Adoption of FSP FAS 133-1 did not have any material effect on the Company’s consolidated financial position and results of operations.

(ix) Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. Adoption of EITF 08-6 did not have any material effect on the Company’s consolidated financial position and results of operations.

(x) Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of EITF 08-7 did not have any material effect on the Company’s consolidated financial position and results of operations.

(xi) Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary”. EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Adoption of EITF 08-8 did not have any material effect on the Company’s consolidated financial position and results of operations.

(xii) Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. Adoption of FSP FAS 140-4 did not have any material effect on the Company’s consolidated financial position and results of operations.

(xiii) Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets

In January 2009, The FASB released FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. The guidance, which modifies EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”.

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

Adoption of FSP EITF 99-20-1 did not have any material effect on the Company’s consolidated financial position and results of operations.

(xiv) Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments”, and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted FSP FAS 107-1 and APB 28-1, which did not have a material impact on the Company’s consolidated financial statements.

(xv) Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP FAS 115-2 and FAS 124-2, which did not have a material impact on the Company’s consolidated financial statements.

(xvi) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Adoption of FSP FAS 157-4 did not have any material effect on the Company’s consolidated financial position and results of operations.

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

(xviii) Subsequent Events

In May 2009, the FASB issued FASB No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. Adoption of SFAS 165 did not have any material effect on the Company’s consolidated financial position and results of operations.

Recent Accounting Pronouncements

(i) Accounting for Transfers of Financial Assets

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard is not expected to have a material impact on the Company.

(ii) Consolidation of Variable Interest Entities

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

(iii) The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

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

Note 4. Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net earnings (loss) available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share”. Diluted loss per share does not differ from basic loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three months ended July
	2009	2008
Numerator - net income (loss) available to	$(817,019)	$(628,409)
common stockholders

Denominator - weighted average numer
of common shares outstanding	22,966,167	21,408,739

Note 5. Prepaid Expenses and Other Receivables

As of July 31, 2009 and April 30, 2009, prepaid expenses and other receivables consist of the following:

	July 31,	April 30,
	2009	2009
Prepaid trade expenses	$7,240	$13,968
Prepaid consultants and corporate expenses	20,050	40,000
Money advanced to offices and staff for expenses
to be incurred for the Company	654,476	598,117
	$681,766	$652,085

Note 6. Accounts Payable and Accrued Liabilities

As of July 31, 2009 and April 30, 2009, accounts payable and accrued liabilities consist of the following:

	July 31,	April 30,
	2009	2009
Accounts payable	$330,166	$325,180
Other payables	25,800	30,283
	$355,966	$355,463

Note 7. Equipment

Equipment as of July 31, 2009 and April 30, 2009 is summarized as follows:

	July 31,	April 30,
	2009	2009
Computer equipment	$58,567	$54,556
Office equipment	9,650	8,864
	68,217	63,420
Less: accumulated depreciation	(11,397)	(8,185)
	$56,820	$55,235

The depreciation expense incurred during the three months ended July 31, 2009 and 2008 were  $3,231 and $800, respectively.

Note 8. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in its Articles of Incorporation. At July 31, 2009, the Company did not have any outstanding preferred stock.

(b) Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock with a par value of $0.00001 per share under terms and conditions as set forth in its Articles of Incorporation.

On July 17, 2008, the Company completed the sale of 1,666,667 units of its securities (the "Units"), with each Unit consisting of (a) one share of the Company's Common Stock, par value $0.00001 per share (the "Common Stock"), (b) a warrant to purchase one share of Common Stock at a purchase price of $6.00 per share of Common Stock (the "Group A Warrant"), and (c) a warrant to purchase one share of Common Stock at a purchase price of $9.00 per share of Common Stock (the "Group B Warrant"), for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000. The Company sold the Units to a single investor pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended. The total cost for the $5,000,000 private placement was $406,164, resulting in net proceeds of $4,593,836. The proceeds from the issuance of the units were allocated between the warrants and the common shares on the basis of relative fair values. The fair value of the warrants of $893,371 was calculated using the Black-Scholes model using the following assumptions: Volatility of 14.25%, expected term of 5 years, risk free interest rate of 3.35%.

The Group A Warrant has an exercise price of $6.00 per share and is exercisable for a five-year period commencing on July 17, 2008, to purchase 1,666,667 shares of Common Stock in the aggregate. The Group A Warrant is subject to proportional adjustment for stock splits, stock dividends, recapitalizations, reclassifications, and similar corporate events. The Group A Warrant may not be exercised on a cashless basis.

The Company may redeem the Group A Warrant at its option at a price of $0.05 per share if the closing bid price of the Company's Common Stock exceeds $8.00 per share for a period of 20 consecutive trading days, provided that the Company's redemption right will not be in effect during any period during which the Company does not have in place an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), registering the shares of Common Stock issuable upon exercise of the Group A Warrant.

The Group B Warrant is exercisable to purchase 1,666,667 shares of Common Stock. The terms of the Group B Warrant are identical to the Group A Warrant, except that the exercise price is $9.00 per share of Common Stock, and the price per share of Common Stock initiating the Company's repurchase rights is $12.00 per share.

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

In November 2008, the Company entered into a financing and investor relations agreement for eight months. Under this agreement the Company issued 900,000 shares of Common Stock valued at market totaling $5,130,000 and $25,000 in cash. The agreement was cancelled in February 2009 and 850,000 shares issued were returned for cancellation. The net consideration of $310,000 was expensed $193,750 in the year ended April 30,2009 and $116,250 in the three months ended July 31, 2009. ($25,000 cash and $285,000 market value of 50,000 shares of common stock).

Effective July 31, 2009, the Company authorized the release of a total of 3,679,380 Escrow Shares and cancellation of a total of 520,620 Escrow Shares in connection with the achievement of performance thresholds relating to the 16 months ended April 30, 2009 (see Note 1). The Company reflected the $919,845 estimated fair value of the 3,679,380 released Escrow Shares as general and administrative expenses in the accompanying consolidated statement of operations for the three months ended July 31, 2009 and increased additional paid-in capital by the same amount.

Note 9. Related Party Balances/Transactions

During the three months ended July 31, 2009, the Company accrued $4,354 (2008: $15,916) in consulting fees to a related party of the Company’s President and CEO. As of July 31, 2009, the Company owes $9,084 (April 30, 2009: $3,942) to this related party for services rendered.

At July 31, 2009, the balance of the expenses that the Company’s President and CEO paid on behalf of the Company is $4,164 (April 30, 2009: $4,144), which is non-interest bearing, unsecured, and due on demand.

At July 31, 2009, the balance that the Company advanced to an officer of the Company for expenses to be incurred for the Company is $732 (April 30, 2009: $2,200). $1,468 was repaid or reported as operating expenses during the three-month period.

For the purpose of currency conversion, the Company sends foreign currency to an agent in China which is a related party to the Company, and then receives Renminbi back from the agent right after the conversion. The shareholder of the agent is the father of the Company’s CFO and one of its shareholders. During the three month period ended July 31, 2009, the Company sent $164,288 to the agent, and the agent returned $159,016 to the Company. As of filing date of this Form 10-Q, the remaining balance of $252,304 (April 30, 2009: $247,032) has not yet been returned to the Company.

Note 10. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

For the three months ended July 31, 2009 net revenues of $1,423,158 included $317,636 from barter transactions. For the three months ended July 31, 2009, three customers accounted for 38%, 31%, and 19% of net sales, respectively.

Note 11. Statutory Reserve

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

Due to the Company’s losses, no appropriations have been made to the reserve funds and staff welfare fund.

Note 12. Commitments

The Company has entered into agreements with various Karaoke (“KTV”) and night clubs for rental of space in karaoke rooms and broadcasting fees for advertisements. As of July 31, 2009, future rental and fee commitments are payable as follows:
Year ended April 30,
2010	$1,436,046
2011	1,882,384
2012	1,539,147
2013	1,444,256
2014	307,417
$6,609,250

Note 13. Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Recent Developments

The Company has made 5 amendments during the period ended July 31, 2009 to its Escrow Agreement. Please refer to note 1 to Consolidated Financial Statements and Form 8-K filed by the Company to the Securities Exchange Committee for reference.

The Company has signed up over 300 KTV lounges in tier 1 cities including Beijing, Shanghai, Guangzhou and Shenzhen by July 31, 2009.

K’s  Media  selects  KTV  clubs  that  are  frequented  by  high  earners  such  as  business  owners  and  professionals  with  active lifestyles. Especially attractive are clubs that appeal to the top 5% of China's population by income. K’s Media will reach these individuals by being sure to only contract with mid- to high-end KTV lounges, starting from tier 1 city.

 Result of Operations

Three Months ended July 31, 2009 Compared to Three Months ended July 31, 2008.

Operating Revenues. Operating revenues for the three months ended July 31 of 2009 and three months ended July 31 of 2008 were $1,423,158 and nil respectively. The increase of the revenue was caused by the development of the Company’s advertising business. The Company started sales from September 2008.

Operating Expenses. The Company's operating expenses totaled $2,708,131for the quarter ended July 31 of 2009, compared to $359,751 for the same quarter of 2008. The change was contributed to the payment made to the signed entertainment clubs for screen license fee as well as increased administrative and selling expenses associated with selling and other activities.

Loss from Operations. The Company has recorded a loss of $1,769,621 for the quarter ended July 31 of 2009, compared to a loss of $636,199 for the same quarter last year. The difference was caused by a substantial change in the Company's recent development of advertising business. Majority of the cost includes general overhead and signed up fee and license fee paid to entertainment clubs. All cost had been increased due to more entertainment clubs had been signed up and more employees had been hired for operation and selling.

Net Loss. The Company had a net loss of $1,769,546 for the quarter ended July 31 of 2009, compared to a net loss of $628,409 for the same quarter last year. The slightly difference between Loss from Operations and Net Loss is caused by the interest income and foreign exchange gain.

Liquidity and Capital Resources

The Company has financed its operations by issuance of its common stocks and raised $5 million in July 2008 through a private placement.

Cash as of July 31 of 2009 and April 30, 2009 were $446,223 and $1,102,634.

Net cash used by financing activities was $5,798 for the three months ended July 31 of 2009. Net cash provided by financing activities was $4,593,836 for the three months ended July 31 of 2008.  The Company's operating activities are primarily financed by issuance of stocks.

Net cash used in operating activities was $643,990 for the three months ended July 31 of 2009 as a result of expenditures for general administration fee, entertainment clubs' license fee, sales signed up commission and other professional fee. The net cash used in operating activities for the three months ended July 31 of 2008 was $887,175.

Net cash used in investing activities, which mainly included purchase of fixed assets were $4,932 for the three months ended July 31 of 2009, $11,277 for the periods ended July 31 of 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18 day of September, 2009

K's Media
(the "Registrant")

BY: Ke Wang
Ke Wang Chairman