Form 10-Q
period 2009-10-31
K's Media
filed 2009-12-21
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTER ENDED OCTOBER 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE TRANSITION PERIOD FROM _____

K's Media

(Name of small business issuer in its charter)

Commission File Number 000-52760

Nevada	75-3263792
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

Rm.1909,Tower A, The Spaces International Center.No.8,Dongdaqiao Road,
ChaoYang District, Beijing 100020, P.R China

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

As of December 17, 2009, the Company has 33,466,167 shares of common stock issued and outstanding.

    K's Media

Form 10-Q for the period ended October 31, 2009

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

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Balance Sheets
October 31 and April 30, 2009

	October 31,	April 30,
(Expressed in U.S. Dollars)	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$95,539	$1,102,634
Accounts receivable, net of allowance for doubtful accounts
of $2,043,675 and $ 250,772, respectively	864,965	580,440
Prepaid expenses and other receivables (Note 5)	606,134	652,085
Inventory	44,407	107,066
Amount due from related party (Note 9)	251,811	249,232

Total current assets	1,862,856	2,691,457

Equipment, net (Note 6)	53,571	55,235

Total assets	$1,916,427	$2,746,692

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (Note 7)	$582,514	$355,463
Amount due to related parties (Note 9)	16,593	8,086
Unearned revenue	163,566	226,602

Total liabilities	762,673	590,151

STOCKHOLDERS' EQUITY

Stockholders' Equity (Note 8)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
32,945,547 and 33,466,167 shares issued and
26,645,547 and 22,966,167 shares oustanding, respectively	329	335
Additional paid-in capital	7,947,695	7,027,844
Deferred consulting services	-	(116,250)
Accumulated other comprehensive loss	45,989	48,574
Accumulated deficit	(6,840,259)	(4,803,962)

Total stockholders' equity	1,153,754	2,156,541

Total liabilities and stockholders' equity	$1,916,427	$2,746,692

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended October 31, 2009 and 2008
(Unaudited)

	Three months ended		Six months ended
	October 31,		October 31,
(Expressed in U.S. Dollars)	2009	2008	2009	2008

Advertising revenues at contracted amounts	$1,434,178	$49,479	$3,046,152	$49,479
Adjustments for barter transactions	-	-	(188,816)	-
Net revenues	1,434,178	49,479	2,857,336	49,479
Rental and broadcasting fees due entertainment clubs	469,158	575,841	953,806	852,289
Gross profit (loss)	965,020	(526,362)	1,903,530	(802,810)
Selling, general and adminitrative expenses:
Selling expenses	152,553	-	583,789	-
General and administrative (including stock-based
compensation of $0, $709,863, $1,036,095
and $778,476, respectively)	267,057	1,168,964	1,565,866	1,528,980
Provision for doubtful accounts	814,115	-	1,792,201	-
Total	1,233,725	1,168,964	3,941,856	1,528,980

Loss from operations	(268,705)	(1,695,326)	(2,038,326)	(2,331,790)

Other income and expenses
Interest income	904	7,339	3,568	15,129
Foreign exchange loss	(285)	(26,527)	(267)	(25,231)
Interest and bank charges	(665)	(1,212)	(1,272)	(2,243)
Other income and expenses (net)	(46)	(20,400)	2,029	(12,345)

Net Loss	(268,751)	(1,715,726)	(2,036,297)	(2,344,135)

Other Comprehensive Income (Loss)	1,356	6,834	(2,585)	26,753

Comprehensive Loss	$(267,395)	$(1,708,892)	$(2,038,882)	$(2,317,382)

Net loss per share
Basic and diluted	$(0.01)	$(0.08)	$(0.08)	$(0.11)

Number of common shares used to
compute net loss per share
Basic and diluted	26,645,547	22,833,015	24,805,857	22,120,877

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Cash Flows
For the six months ended October 31, 2009 and 2008
(Unaudited)

(Expressed in U.S. Dollars)	2009	2008

Cash flows used in operating activities
Net loss	$(2,036,297)	$(2,344,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,541	2,525
Non-cash employee benefits	-	641,250
Provision for doubtful accounts	1,792,201	-
Stock-based compensation	1,036,095	137,226
Changes in operating assets and liabilities:
Accounts receivable	(2,077,167)	(49,722)
Prepaid expenses and other receivable	45,312	(726,749)
Inventory	62,516	-
Accounts payable and accrued liabilities	227,227	(16,238)
Amount due from related party	1,464	-
Amount due to related parties	8,497	(226,889)
Unearned revenue	(62,771)	-
Net cash used in operating activities	(996,381)	(2,582,732)

Cash flows used in investing activities
Purchase of fixed assets	(4,934)	(38,141)
Net cash used in investing activities	(4,934)	(38,141)

Cash flows provided by (used in) financing activities
Issuance of common stock and warrants	-	4,593,836
Advance to related parties	(4,297)	-
Net cash provided by (used in) financing activities	(4,297)	4,593,836

Effect of foreign exchange rate changes	(1,483)	26,254

Increase (decrease) in cash	(1,007,095)	1,999,217

Cash, beginning of period	1,102,634	1,152,852
Cash, end of period	$95,539	$3,152,069

Supplemental disclosure of cash flow information:
Interest paid	$30	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Stockholders' Equity
For the six months ended October 31, 2009 and year ended April 30, 2009

						Accumulated
				Deferred		other	Total
	Common Stock		Additional	Consulting	Accumulated	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Services	Deficit	income	Equity

Balance, April 30, 2008	31,637,000	$317	$1,507,776	$(217,263)	$(389,133)	$16,558	$918,255
Common stock issued in private placement
in July 2008 (at $3.00 per share)	1,666,667	16	3,700,449				3,700,465
Issuance of warrants in private placement
in July 2008			893,371				893,371
Issuance of common shares as employee benefits	112,500	1	641,249				641,250
Issuance of shares for services rendered	50,000	1	284,999	(285,000)			-
Amortization of deferred consulting services				386,013			386,013
Foreign translation adjustment						32,016	32,016
Net loss for the year ended April 30, 2009					(4,414,829)		(4,414,829)

Balance, April 30, 2009 (audited)	33,466,167	$335	$7,027,844	$(116,250)	$(4,803,962)	$48,574	$2,156,541
Release and cancellation of Escrow Shares (Note 1)	(520,620)	(6)	919,851				919,845
Amortization of deferred consulting services				116,250			116,250
Foreign translation adjustment						(2,585)	(2,585)
Net loss for the six months ended October 31, 2009					(2,036,297)		(2,036,297)

Balance, October 31, 2009 (unaudited)	32,945,547	$329	$7,947,695	$-	$(6,840,259)	$45,989	$1,153,754

The accompanying notes are an integral part of these consolidated financial statements.

K's MEDIA
(Previously known as Kinglake Resources Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
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

Performance Threshold	Escrow Shares Deliverable	Performance Threshold	Minimum Performance Threshold
K's Media Signed Sales:
16 Months ended April 30, 2009	2,625,000	$1,900,000	$1,059,395
Year ended April 30, 2010	2,625,000	$14,380,000	$7,990,224
Year ended April 30, 2011	2,625,000	$33,230,000	$18,464,803
Number of Agreements with entertainment clubs initiated by K' s Media’s stockholders and designees:
16 months ended April 30, 2009	1,575,000	600	300
Year ended April 30, 2010	525,000	300	300
Year ended April 30, 2011	525,000	300	300
Total	10,500,000

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

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At October 31, 2009, the Company has accumulated losses of $6,840,259 since inception. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2010. The future of the Company hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Management believes that its current and future plans will enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of October 31, 2009, and the results of operations and cash flows for the three and six months ended October 31, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K. Operating results for the three and six months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

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

Note 3. Changes in Accounting Policies

The Company adopted the following accounting policies during the period:

(i) Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. The adoption of this statement did not have any material effect on the Company's consolidated financial statements.

(ii) Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued an amendment to ASC No. 350 entitled “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amendment did not have a material impact on the Company’s financial statements.

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

(v) Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-05), as codified in FASB ASC topic 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”  (ASC 815). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Adoption of EITF 07-5 did not have any material effect on the Company’s consolidated financial position and results of operations.

(vi) Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued ASC No. 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under this standard, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

(x) Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of EITF 08-7 did not have any material effect on the Company’s consolidated financial position and results of operations.

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

(xiv) Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued accounting standards under ASC Topic 825, “Financial Instruments” (previously FASB Staff Position FAS No. 107-1 and Accounting Principles Board Opinion No. 28-1) which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies.  The adoption of ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

(xv) Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued guidance included in ASC Topic 320, “Investment - Debt and Equity Securities”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The guidance requires that an entity evaluate for and record an other-than-temporary impairment even when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the securities’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

(xvi) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued guidance included in ASC Topic 820, “Fair Value Measurement and Disclosures”, for estimating fair value when the volume and level of activity related to the asset or liability has significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

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

(xviii) Subsequent Events

ASC 855, “Subsequent Events”, was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the ﬁnancial statements were issued or the date the ﬁnancial statements were available to be issued. The amendment was effective for periods ending after June 15, 2009. The adoption of the amendment, effective June 30, 2009, did not have any effect on our financial position, results of operations or cash flows.

(xix) The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On July 1, 2009, the FASB launched the “FASB Accounting Standards Codification” (the “FASB ASC”) as the single source of authoritative non-governmental U.S. GAAP. The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered non-authoritative. The FASB ASC was effective for the Company’s financial statements for the quarter ended October 31, 2009. The adoption of the FASB ASC did not have an impact on the Company’s consolidated financial statements.

(xx) Measuring Liabilities at Fair Value

On September 1, 2009, the Company adopted ASU No. 2009-05, “Measuring Liabilities at Fair Value”, or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on its financial statements.

Recent Accounting Pronouncements

(i) Transfers  and Servicing

ASC 860, “Transfers and Servicing”, was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its ﬁnancial reports about a transfer of ﬁnancial assets; the effects of a transfer on its ﬁnancial position, ﬁnancial performance, and cash flows; and a transferor’s continuing involvement in transferred ﬁnancial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of the amendments, we do not believe that the adoption will have a material effect on our financial position, results of operations or cash flows.

(ii) Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to ASC 810, entitled “Consolidation of Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. This amendment will be effective at the start of the Company’s fiscal year beginning May 1, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

(iii) Fair Value Measurements and Disclosure

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosure”, or ASU 2009-12, which provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

(iv) Revenue Recognition: Multiple Deliverable Revenue Arrangements and Certain Revenue Arrangements That Include Software Elements

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements” (a Consensus of the FASB EITF). ASU No. 2009-13 modifies ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements” (formerly EITF 00-21). ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including, VSOE, third party evidence of selling price (TPE), or estimated selling price (ESP).

In October 2009, FASB issued Accounting Standards Update (ASU) No. 2009-14, Topic 985: “Certain Revenue Arrangements That Include Software Elements” (a Consensus of the FASB Emerging Issues Task Force Issue (“EITF”)). ASU No. 2009-14 modifies ASC 985-605, Software Revenue, such that the following products would be considered non-software deliverables and therefore excluded from the scope of ASC 985-605:

•	Tangible products that contain software elements and non-software elements that function together to deliver the tangible product’s essential functionality.
•	Undelivered elements that are essential to the above described tangible product’s functionality.

ASU No. 2009-13 and ASU No. 2009-14 must be adopted no later than the beginning of the Company’s fiscal year 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby the guidance will apply to all revenue arrangements entered into or materially modified after the effective date, or under the retrospective application, whereby the guidance will apply to all revenue arrangements for all periods presented. An entity may elect to adopt ASU No. 2009-13 and ASU No. 2009-14 in a period other than their first reporting period of a fiscal year under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance.

The adoption of ASU No. 2009-13 and ASU No. 2009-14 will allow the separation of deliverables under more arrangements which may result in less revenue deferral. For such arrangements, the application of the relative-selling price method of allocating the revenue of an arrangement and the elimination of the residual method of allocation may result in a different reallocation of revenue from product revenue, which is recognized upon delivery, to support revenue, which is recognized ratably over the support period.

The Company is currently evaluating the impact of these pronouncements on its financial position and results of operations.

Note 4. Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net earnings (loss) available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by ASC 260, “Earnings Per Share”. Diluted loss per share does not differ from basic loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three months ended		Six months ended		(June 18, 2007)
	October 31,		October 31,		to January 31,
	2009	2008	2009	2008	2009

Numerator - net income (loss) available to
common stockholders	$ (268,751)	$(1,715,726)	$(2,036,297)	$(2,344,135)	$ (3,950,174)

Denominator - weighted average number
of common shares outstanding	26,645,547	22,833,015	24,805,857	22,120,877	21,698,074

Basic and diluted net loss per common share	$ (0.01)	$ (0.08)	$ (0.08)	$ (0.11)	$ (0.18)

Note 5. Prepaid Expenses and Other Receivables

As of October 31, 2009 and April 30, 2009, prepaid expenses and other receivables consist of the following:

	October 31,	April 30,
	2009	2009

Prepaid trade expenses	$ -	$ 13,968
Prepaid consultants and corporate expenses	20,050	40,000
Money advanced to offices and staff for expenses
to be incurred for the Company	586,084	598,117
	$ 606,134	$ 652,085

Note 6. Equipment

Equipment as of October 31, 2009 and April 30, 2009 is summarized as follows:

	October 31,	April 30,
	2009	2009

Computer equipment	$ 58,632	$ 54,556
Office equipment	9,660	8,864
	68,292	63,420
Less: accumulated depreciation	(14,721)	(8,185)
	$ 53,571	$ 55,235

The depreciation expense incurred during the three-month and six-month periods ended October 31, 2009 and 2008 were  $3,310  (2008: $1,725)  and $6,541 (2008: $2,525), respectively.

Note 7. Accounts Payable and Accrued Liabilities

As of October 31, 2009 and April 30, 2009, accounts payable and accrued liabilities consist of the following:

	October 31,	April 30,
	2009	2009

Accounts payable	$ 552,261	$ 325,180
Other payables	30,253	30,283
	$ 582,514	$ 355,463

Note 8. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in its Articles of Incorporation. At October 31, 2009, the Company did not have any outstanding preferred stock.

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

In November 2008, the Company entered into a financing and investor relations agreement for eight months. Under this agreement the Company issued 900,000 shares of Common Stock valued at market totaling $5,130,000 and $25,000 in cash. The agreement was cancelled in February 2009 and 850,000 shares issued were returned for cancellation. The net consideration of $310,000 ($25,000 cash and $285,000 market value of 50,000 shares of common stock) was expensed $193,750 in the year ended April 30,2009 and $116,250 in the three months ended July 31, 2009.

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

Note 9. Related Party Balances/Transactions

During the three-month and six-month periods ended October 31, 2009, the Company accrued $3,315 (2008: $6,508) and $7,669 (2008: $22,424) in consulting fees to a related party of the Company’s President and CEO, respectively. As of October 31, 2009, the Company owes $12,439 (April 30, 2009: $3,942) to this related party for services rendered.

At October 31, 2009, the balance due the Company’s President and CEO for expense paid on behalf of the Company is $4,154 (April 30, 2009: $4,144), which is non-interest bearing, unsecured, and due on demand.

At October 31, 2009, the balance that the Company advanced to an officer of the Company for expenses to be incurred for the Company is $733 (April 30, 2009: $2,200). $1,467 was repaid or reported as operating expenses during the six-month ended October 31, 2009.

For the purpose of currency conversion, the Company sends foreign currency to an agent in China which is a related party to the Company, and then receives Renminbi back from the agent right after the conversion. The shareholder of the agent is the father of the Company’s CFO and one of its shareholders. During the six-month period ended October 31, 2009, the Company sent $170,181 to the agent, and the agent returned $166,135 to the Company. As of filing date of this Form 10-Q, the remaining balance of $251,078 (April 30, 2009: $247,032) has not yet been returned to the Company.

Note 10. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

For the three-month period ended October 31, 2009 net revenues of $1,434,178 included $378,529 from barter transactions. For the three months ended October 31, 2009, four customers accounted for 31%, 21%, 13% and 13% of net revenues, respectively.

For the six-month period ended October 31, 2009 net revenues of $2,857,336 included $696,169 from barter transactions. For the six months ended October 31, 2009, four customers accounted for 31%, 20%, 16% and 16% of net sales, respectively.

Note 11. Statutory Reserves

Pursuant to Chinese regulations and laws, K’s Media and k’s Media Broadcasting are required to make appropriations to the reserve funds and staff welfare fund, based on after tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (“China GAAP”). Appropriations to the reserve funds should be at least 10% of the after tax net income determined in accordance with China GAAP until the reserve is equal to 50% of the respective entity’s registered capital. The reserve funds are established for covering corporate obligations in the event of business liquidation. Any additional appropriations to the reserve funds over the 10% requirement are made at the discretion of the Board of Directors. The reserve funds and staff welfare funds are recorded as part of the retained earnings but are not available for distribution to the owners of the Company other than in liquidation. Appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with China GAAP. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees. The appropriations are made on an annual basis.

Due to the entities’ losses, no appropriations have been made to the reserve funds and staff welfare fund.

Note 12. Commitments

The Company has entered into agreements with various Karaoke (“KTV”) and night clubs for rental of space in karaoke rooms and broadcasting fees for advertisements. As of October 31, 2009, future rental and fee commitments are payable as follows:

Year ended April 30,
2010	$924,171
2011	1,827,905
2012	1,484,293
2013	1,389,298
2014	306,318
$5,931,985

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

The capital raised from the issuance of our common stock can not guarantee the Company to sustain for a year. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Recent Developments

On August 27, 2009, K's Media (the "Company") furnished a Form 8-K under Item 4.01 announcing the dismissal of Goldman Parks Kurland Mohidin LLP as the Company's Certifying Accountant, and the engagement of Michael T. Studer as the Company's new Certifying Accountant.

The Company has made 5 amendments by the end of October 31, 2009 to its Escrow Agreement. Please refer to note 1 to Consolidated Financial Statements and Form 8-K filed by the Company to the Securities Exchange Committee for reference.

The Company has signed up over 300 KTV lounges in tier 1 cities including Beijing, Shanghai, Guangzhou and Shenzhen by October 31, 2009.

K’s  Media  selects  KTV  clubs  that  are  frequented  by  high  earners  such  as  business  owners  and  professionals  with  active lifestyles. Especially attractive are clubs that appeal to the top 5% of China's population by income. K’s Media will reach these individuals by being sure to only contract with mid- to high-end KTV lounges, starting from tier 1 city.

 Result of Operations

Three Months ended October 31, 2009 Compared to Three Months ended October 31, 2008.

Operating Revenues. Operating revenues for the three months ended October 31 of 2009 and three months ended October 31 of 2008 were $1,434,178 and $49,479 respectively. The increase of the revenue was caused by the development of the Company’s advertising business. The Company started sales from September 2008.

Operating Expenses. The Company's operating expenses totaled $1,233,725for the quarter ended October 31 of 2009, compared to $1,168,964 for the same quarter of 2008. The change was contributed to the payment made to the signed entertainment clubs for screen license fee as well as increased administrative and selling expenses associated with selling and other activities.

Loss from Operations. The Company has recorded a loss of $268,705 for the quarter ended October 31 of 2009, compared to a loss of $1,695,326 for the same quarter last year. The difference was caused by several reasons. First, there was stock based compensation for the quarter ended October 31 of 2008 for $709,863, which is nil for this quarter. Second, since there was substantial change in the Company's recent development of advertising business, revenue increased from $49,479 to $1,434,178, associated with the increased revenue is a provision for doubtful accounts of $814,115 for this quarter, which was nil for the same quarter last year.

Net Loss. The Company had a net loss of $$268,751 for the quarter ended October 31 of 2009, compared to a net loss of $1,715,726 for the same quarter last year. The slightly difference between Loss from Operations and Net Loss is caused by the interest income and foreign exchange gain.

Liquidity and Capital Resources

The Company has financed its operations by issuance of its common stocks and raised $5 million in July 2008 through a private placement.

Cash as of October 31 of 2009 and July 31, 2009 were $95,539 and $446,223.

Net cash used by financing activities was $4,297 for the six months ended October 31 of 2009. Net cash provided by financing activities was $38,141 for the six months ended October 31 of 2008.  The Company's operating activities are primarily financed by issuance of stocks.

Net cash used in operating activities was $996,381 for the six months ended October 31 of 2009 as a result of increased provision for doubtful accounts, increased stock based compensation, increased accounts receivable and decreased accounts payable which are associated with increased sales revenue, as long as expenditures for general administration fee, entertainment clubs' license fee, sales signed up commission and other professional fee. The net cash used in operating activities for the six months ended October 31 of 2008 was $2,852,732.

Net cash used in investing activities, which mainly included purchase of fixed assets were $4,934 for the six months ended October 31 of 2009, $38,141 for the periods ended October 31 of 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of December, 2009

K's Media
(the "Registrant")

BY: Ke Wang
Ke Wang Chairman