Form 10-Q
period 2010-01-31
K's Media
filed 2010-03-23
CIK 1368256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


Form 10 Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTER ENDED
January 31, 2010

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



As of March 18, 2010, the Company has 32,945,547 shares of common stock issued and 26,645,547 shares of common stock outstanding.



























K's Media

Form 10-Q for the period ended January 31, 2010

TABLE OF CONTENTS

							Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets 			  1

Condensed Consolidated Statements of Operations		  2

Condensed Consolidated Statements of Cash Flows		  3

Notes to Consolidated Financial Statements		  4-27

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS		  27-33

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK					  33

ITEM 4  - CONTROLS AND PROCEDURES			  33-34

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS				  34

ITEM
1A- RISK FACTORS					  34

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS						  34

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES		  34

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS							  34

ITEM 5 - OTHER INFORMATION				  34

ITEM 6 - EXHIBITS					  35

   SIGNATURES





ITEM 1. FINANCIAL STATEMENTS


K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Balance Sheets
January 31, 2010 and April 30, 2009

(Unaudited)

                                                     January 31,     April 30,
(Expressed in U.S. Dollars)
 						        2010          2009

                                                     (Unaudited)    (Audited)
ASSETS

Current assets
Cash						  $    21,013       1,102,634
Accounts receivable, net of allowance for
doubtful accounts            			      747,487         580,440
of $2,519,456 and $ 250,772, respectively

Prepaid expenses and other receivables (Note 5)        20,050         652,085
Inventory                                              42,898         107,066
Amount due from related party (Note 9)                     -          249,232
						_____________________________

Total current assets                                  831,448       2,691,457


Equipment, net (Note 6)                                50,252          55,235
						_____________________________

Total assets                                     $    881,700     $ 2,746,692
						_____________________________


LIABILITIES

Current liabilities

Accounts payable and accrued liabilities (Note 7)$    932,785     $   355,463
Amount due to related parties (Note 9)                 20,119           8,086
Unearned revenue                                      118,831         226,602
						_____________________________

Total liabilities                                   1,071,735         590,151
						_____________________________


STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency) (Note 8)

Preferred stock, $0.00001 par value;

authorized 100,000,000 shares,

issued and outstanding 0 and 0 shares, respectively        -               -
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
32,945,547 and 33,466,167 shares issued and
26,645,547 and 22,966,167 shares outstanding,
respectively  						   329            335
Additional paid-in capital                           7,947,695      7,027,844
Deferred consulting services                                 -       (116,250)
Accumulated other comprehensive loss                    42,777         48,574
Accumulated deficit                                 (8,180,836)    (4,803,962)
						_____________________________

Total stockholders' equity (deficiency)               (190,035)     2,156,541
						_____________________________

Total liabilities and stockholders'
equity (deficiency)				 $     881,700   $  2,746,692
						_____________________________



The accompanying notes are an integral part of these consolidated financial statements.



K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended January 31, 2010 and 2009
(Unaudited)


(Expressed in U.S. Dollars)


			  	Three months ended	Nine months ended
	                    	   January 31,		   January 31,

			  	2010         2009	 2010	     2009



Advertising revenues
at contracted amounts    $ 660,539    $  604,840  $ 3,706,691  $  654,319
Adjustments for barter
transactions                    -             -      (188,816)         -
			_________________________________________________

Net revenues               660,539       604,840    3,517,875     654,319
Rental and broadcasting
fees due entertainment
clubs                      461,983       752,107    1,415,789   1,604,396
			_________________________________________________
Gross profit (loss)        198,556      (147,267)   2,102,086    (950,077)
			_________________________________________________
Selling, general and
administrative expenses:
 Selling expenses           87,172       324,244      670,961     324,244
 General and
 administrative (including
 stock-based compensation
 of $0, $68,613,
 $1,036,095, and $847,089,
 respectively)             978,584       756,424    2,544,450   2,285,404
 Provision for
 doubtful accounts         476,103            -     2,268,304          -
			_________________________________________________
Total                    1,541,859     1,080,668    5,483,715   2,609,648
			_________________________________________________

Loss from operations 	(1,343,303)   (1,227,935)  (3,381,629) (3,559,725)


Other income and expenses

Interest income   	       241        10,667        3,809      25,796
Foreign exchange
gain (loss)                  2,921         1,270        2,654     (23,961)
Interest and bank
charges                       (436)         (908)      (1,708)     (3,151)
			_________________________________________________
Other income and
expenses (net)               2,726        11,029        4,755      (1,316)
			_________________________________________________

Net Loss                (1,340,577)   (1,216,906)  (3,376,874) (3,561,041)

Other Comprehensive
Income (Loss)               (3,212)       (2,260)      (5,797)     24,493
			_________________________________________________

Comprehensive Loss      (1,343,789)   (1,219,166)  (3,382,671) (3,536,548)


Net loss per share
Basic and diluted      $    (0.05)    $    (0.05) $     (0.13)  $   (0.16)


Number of common shares used to

compute loss per share

Basic and diluted        26,645,547     22,916,167    25,419,087  22,385,974


The accompanying notes are an integral part of these consolidated financial statements.


K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Cash Flows
For the nine months ended January 31, 2010 and 2009

(Unaudited)


(Expressed in U.S. Dollars)                         2010            2009



Cash flows used in operating activities
Net loss                                   $    (3,376,874) $    (3,561,041)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense                                 9,852            5,246
Non-cash employee benefits                              -           641,250
Provision for doubtful accounts                  2,268,304               -
Stock-based compensation                         1,036,095          205,839

Changes in operating assets and liabilities:
Accounts receivable                             (2,435,974)        (147,937)
Prepaid expenses and other receivable              632,035         (810,808)
Inventory                                           64,025               -
Accounts payable and accrued liabilities           577,498          193,875
Amount due from related party                      249,232               -
Amount due to related parties                       12,022          (42,112)
Unearned revenue                                 (107,477)               -
					___________________________________
Net cash used in operating activities          (1,071,262)       (3,515,688)
					___________________________________

Cash flows used in investing activities
Purchase of fixed assets                           (4,935)          (42,752)
					___________________________________
Net cash used in investing activities              (4,935)          (42,752)
					___________________________________

Cash flows provided by (used in)
financing activities
Issuance of common stock and warrants                  -          4,593,836
Advance to related parties                         (4,372)         (172,550)
					___________________________________
Net cash provided by (used in)
financing activities                               (4,372)        4,421,286
					___________________________________

Effect of foreign exchange rate changes            (1,052)           22,088
					___________________________________

Increase (decrease) in cash                    (1,081,621)          884,934


Cash, beginning of period                       1,102,634         1,152,852
					___________________________________
Cash, end of period                       $        21,013  $      2,037,786
					___________________________________

Supplemental disclosure of cash flow information:
Interest paid                             $            30  $             -
Income tax paid                           $            -   $             -


Non-cash investing and financing activities:
Common stock issued for employee benefits $            -   $        641,250


The accompanying notes are an integral part of these consolidated financial statements.




K's MEDIA
(Previously known as Kinglake Resources Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Unaudited)

Note 1. Nature of Operations and Going Concern

Nature of Operations

K's Media (the "Company") was incorporated in the State of Nevada on April 14, 2006 under the name Kinglake Resources
Inc., which was changed to K's Media on March 11, 2008. In
April 2006, the Company acquired a mining claim in the Province of British Columbia. The mining claim expired
April 18, 2007. During the year ended April 30, 2009, the
Company ceased to be a development stage enterprise as it commenced its planned principal operations.

On January 18, 2008, the Company completed a Share Exchange
Agreement (the "Share Exchange Agreement") dated
December 23, 2007 with Orient Come Holdings Limited, a company organized under the laws of British Virgin Islands
("Orient Come") and Beijing K's Media Advertising Ltd. Co.
("K's Media"), a limited liability company organized under the laws of the People's Republic of China
("China"). Pursuant to the terms of the Share Exchange
Agreement, the shareholders of Orient Come (the "Orient
Come Shareholders") transferred to the Company all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of the Company's common stock (the
"Acquisition"). As a result of the Acquisition, Orient Come became the Company's wholly-owned subsidiary and the Orient
Come Shareholders and/or their designated third parties acquired in the aggregate approximately 62% of the Company's issued and outstanding stock. In connection with the Share Exchange Agreement, the Company issued 2,000,000 shares of its common stock as a finder's fee to a third party.

Concurrent with the Share Exchange Agreement, the Company entered into a series of agreements with K's Media and the shareholders of K's Media (see Note 1(a) to (d) for details). Included among these agreements is a Business
Cooperation Agreement. Under this agreement the Company



effectively controls K's Media. As a result of the Business
Cooperation Agreement, K's Media is deemed to be a subsidiary of the Company under Accounting Standards
Codification ("ASC") Topic 810, "Consolidation".

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

At December 23, 2007, the president of the Company was the brother of a significant stockholder of Orient Come and K's
Media.

The following agreements were entered into concurrent with the Share Exchange Agreement:

(a) Escrow Agreement

The Company entered into an Escrow Agreement ("Escrow
Agreement") with K's Media and shareholders of K's Media effective December 23, 2007. Pursuant to the Escrow
Agreement, 10,500,000 Escrow Shares of Company common stock



were deposited and held in an escrow account with an escrow agent. The Escrow Agreement, as amended January 31, 2008,
September 4, 2008, June 4, 2009, August 4, 2009, and
September 7, 2009, provides for the release and delivery to K's Media stockholders and designees of up to 10,500,000
Escrow Shares of Company common stock based on the achievement of certain Performance Thresholds and the cancellation of the remaining shares, as follows:

				       Escrow	                 Minimum
				       Shares     Performance  Performance
				     Deliverable   Threshold    Threshold
				__________________________________________

K's Media Signed Sales:
 16 months ended April 30, 2009    2,625,000  $   1,900,000  $  1,059,395
 Year ended April 30, 2010	   2,625,000  $  14,380,000  $  7,990,224
 Year ended Aptil 30, 2011         2,625,000  $  33,230,000  $ 18,464,803

Number of Agreements with entertainment
clubs initiated by K's Media
stockholders and designees:
 16 months ended April 30, 2009	   1,575,000            600           300
 Year ended April 30, 2010           525,000            300           300
 Year ended April 30, 2011           525,000            300           300
				____________
				  10,500,000
				____________

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

 (d) Equity Pledge Agreement

Under an Equity Pledge Agreement entered into by and among Orient Come, K's Media and shareholders of K's Media dated



December 23, 2007, the shareholders of K's Media pledged, all of their equity interests in K's Media to guarantee the performance of K's Media in its obligations under the Business Cooperation Agreement. If K's Media or any of its shareholders breaches his/her respective contractual obligations under this agreement, or upon the occurrence of one of the events regarded as an event of default under each such agreement, Orient Come, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests. The shareholders of K's
Media agree not to dispose of the pledged equity interests or take any actions that would prejudice Orient Come's interest, and to notify the Company of any events or upon receipt of any notices which may affect Orient Come's interest in the pledge. The term of the Pledges shall last until all obligations under the Exclusive Business
Cooperation Agreement have been satisfied by K's Media.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At January 31, 2010, the Company has accumulated losses of $8,180,836 since inception. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The
Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2010. The future of the Company hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of January 31, 2010, and the results of operations and cash flows for the three and nine months ended January 31, 2010 and 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K. Operating results for the three and nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2010.

These consolidated financial statements include the accounts of K's Media (Registrant, formerly known as Kinglake Resources Inc.), Oriental Come Holdings Limited (100% owned subsidiary), Beijing K's Media Broadcasting Ltd. Co. (100% owned subsidiary) and Beijing K's Media Advertising Ltd. Co., which is deemed to be a Variable Interest Entity of the Company through contractual relationship. This consolidation is required by ASC Topic 810, "Consolidation".

Note 3. Changes in Accounting Policies

The Company adopted the following accounting policies during the period:

(i) Disclosures about Derivative Instruments and Hedging
Activities

On May 1, 2009, the Company adopted ASC Topic 815-10,
"Derivatives and Hedging". This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows.
ASC Topic 815-10 applies to all derivative instruments within its scope as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC Topic 815-10 must provide more robust qualitative disclosures and expanded quantitative disclosures. The adoption of this statement did not have any material effect on the Company's consolidated financial statements.

(ii) Determination of the Useful Life of Intangible Assets

On May 1, 2009, the Company adopted the amendment to ASC
No. 350 issued by the FASB entitled "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amendment did not have a material impact on the Company's financial statements.

(iii) Accounting for Convertible Debt Instruments That
May Be Settled in Cash upon Conversion (Including Partial
Cash Settlement)

On May 1, 2009. the Company adopted ASC Topic 470-20, "Debt
- Debt with Conversion and Other Options". ASC Topic 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC Topic 470-20 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt
(unsecured debt) borrowing rate when interest cost is recognized. ASC Topic 470-20 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. ASC Topic 470-20 requires retrospective application to the terms of instruments as they existed for all periods presented. The adoption of ASC Topic 470-20 did not have any material effect on the Company's consolidated financial statements.



(iv) Determining Whether an Instrument (or an Embedded
Feature) Is Indexed to an Entity's Own Stock

On May 1, 2009, the Company adopted ASC Topic 815-40,
"Derivatives and Hedging - Contracts in Entity's Own
Equity". ASC Topic 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.
It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Adoption of ASC Topic 815-40 did not have any material effect on the Company's consolidated financial position and results of operations.

(v) Determining Whether Instruments Granted in Share-Based
Payment Transactions Are Participating Securities

On May 1, 2009, the Company adopted ASC Topic 260,
"Earnings Per Share". Under this standard, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The adoption of ASC
Topic 260 did not have a material impact on the Company's financial statements.

(vi) Issuer's Accounting for Liabilities Measured at Fair
Value with a Third-Party Credit Enhancement

On May 1, 2009, the Company adopted ASC Topic 820, "Fair
Value Measurements and Disclosures". ASC Topic 820 determines an issuer's unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. Adoption of ASC Topic 820 did not have any material effect on the Company's consolidated financial position and results of operations.

(vii) Disclosures about Credit Derivatives and Certain
Guarantees

On May 1, 2009, the Company adopted ASC Topic 815-10-65,



"Derivatives and Hedging - Overall - Transition and Open
Effective Date Information". ASC Topic 815-10-65 requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. ASC
Topic 815-10-65 also amends ASC Topic 952, "Franchisors", to require additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, ASC Topic 815-10-65 clarifies the Board's intent about the effective date of ASC Topic 815, "Derivatives and Hedging". Adoption of ASC Topic 815-10-65 did not have any material effect on the Company's consolidated financial position and results of operations.

(viii) Equity Method Investment Accounting Considerations

On May 1, 2009, the Company adopted ASC Topic 323,
"Investments - Equity Method and Joint Ventures". ASC Topic
323 clarifies accounting for certain transactions and impairment considerations involving the equity method.
Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. Adoption of ASC
Topic 323 did not have any material effect on the Company's consolidated financial position and results of operations.

(ix) Accounting for Defensive Intangible Assets

On May 1, 2009, the Company adopted ASC Topic 350-30-35,
"Intangibles - Goodwill and Others - General Intangibles
Other Than Goodwill - Subsequent Measurement". ASC Topic
350-30-35 clarifies how to account for defensive intangible assets subsequent to initial measurement. ASC Topic 350-30-
35 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. Adoption of ASC Topic 350-30-35 did not have any material effect on the Company's consolidated financial position and results of operations.

(x) Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary

On May 1, 2009, the Company adopted ASC Topic 815-40,
"Derivatives and Hedging - Contracts in Entity's Own
Equity". ASC Topic 815-40 clarifies whether a financial




instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock. Adoption of ASC Topic 815-40 did not have any material effect on the Company's consolidated financial position and results of operations.

(xi) Disclosures by Public Entities (Enterprises) about
Transfers of Financial Assets and Interests in Variable
Interest Entities

On May 1, 2009, the Company adopted ASC Topic 860,
"Transfers and Servicing". ASC Topic 860 requires public entities to provide additional disclosures about transfers of financial assets. ASC Topic 860 also requires public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. ASC
Topic 860 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. Adoption of ASC
Topic 860 did not have any material effect on the Company's consolidated financial position and results of operations.

(xii) Recognition of Interest Income and Impairment on
Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized
Financial Assets

On May 1, 2009, The FASB released ASC Topic 325-40,
"Investments - Other - Beneficial Interests in Securitized
Financial Assets". ASC Topic 325-40 allows for the use of other-than-temporary impairment assessments established in
ASC Topic 320, "Investments - Debt and Equity Securities", for securities that had previously been subject to the impairment assessment under ASC Topic 325-40. ASC Topic 320 allows a reporting entity to assess an impaired security that is classified as either available-for-sale or held-to-maturity debt in order to determine whether the impairment should be recognized as other-than-temporary and recognized in earnings.

Under ASC Topic 325-40, management can base the value it reports in the financial statements on its judgment of its ability to collect all the contracted amounts due.



Adoption of ASC Topic 325-40 did not have any material effect on the Company's consolidated financial position and results of operations.

(xiii) Interim Disclosures About Fair Value of Financial
Instruments

On May 1, 2009, the Company adopted ASC Topic 825,
"Financial Instruments", which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. The adoption of ASC Topic 825 did not have a material impact on the Company's consolidated financial statements.

(xiv) Recognition and Presentation of Other-Than-Temporary
Impairments

On July 1, 2009, the Company adopted ASC Topic 320,
"Investment - Debt and Equity Securities", which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The guidance requires that an entity evaluate for and record an other-than-temporary impairment even when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the securities's amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

(xv) Determining Fair Value When the Volume and Level of
Activity for the Asset or Liability Have Significantly
Decreased and Identifying Transactions That Are Not Orderly



On July 1, 2009, the Company adopted ASC Topic 820, "Fair
Value Measurement and Disclosures", for estimating fair value when the volume and level of activity related to the asset or liability has significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

(xvi) Accounting for Assets Acquired and Liabilities
Assumed in a Business Combination that Arise from Contingencies

On January 1, 2009, the Company adopted ASC Topic 805,
"Business Combinations", to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination. The adoption of ASC Topic 805 did not have an impact on the Company's consolidated financial statements.

(xvii) Subsequent Events

On July 1, 2009, the Company adopted ASC Topic 855, "Subsequent Events", which was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events). In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the ?nancial statements were issued or the date the ?nancial statements were available to be issued. The adoption of the amendment did not have any effect on our financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events" (Topic 855): "Amendments to Certain Recognition and Disclosure Requirements". This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). The adoption of ASU 2010-09 had no effect on our consolidated financial statements.

(xviii) The FASB Accounting Standards Codification and the
Hierarchy of Generally Accepted Accounting Principles

On August 1, 2009, the Company adopted the "FASB Accounting
Standards Codification" (the "FASB ASC") as the single source of authoritative non-governmental U.S. GAAP. The
FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered non-authoritative. The adoption of the FASB ASC did not have an impact on the Company's consolidated financial statements.

(xix) Measuring Liabilities at Fair Value

On September 1, 2009, the Company adopted ASU No. 2009-05,
"Measuring Liabilities at Fair Value", or ASU 2009-05, which amends ASC 820 to provide clarification of circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

(xx) Fair Value Measurements and Disclosure

On November 1, 2009, the Company adopted ASU No. 2009-12,
"Fair Value Measurements and Disclosure", or ASU 2009-12, which provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Under generally accepted accounting principles, we are required 1) to measure certain assets and liabilities at fair value or 2) to disclose the fair value of certain assets and liabilities recorded at cost. Pursuant to these fair value measurement and disclosure requirements, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including our own credit risk. Each fair value measurement is reported in one of the following three levels:

        Level 1 - valuation inputs are
based upon unadjusted quoted prices for identical instruments traded in active markets.

        Level 2 - valuation inputs are
based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active,




and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

?                  Level 3 - valuation inputs are
unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

At January 31, 2010 and April 30, 2009, the fair values of cash and cash equivalents, accounts receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.

(xxi) Transfers and Servicing

On December 1, 2009, the Company adopted ASC Topic 860,
"Transfers and Servicing". ASC Topic 860 was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its ?nancial reports about a transfer of ?nancial assets; the effects of a transfer on its ?nancial position, ?nancial performance, and cash flows; and a transferor's continuing involvement in transferred ?nancial assets. The adoption of ASC Topic 860 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

(i) Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to ASC Topic 810, entitled "Consolidation of Variable Interest Entities", which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company's financial statements.
This amendment will be effective at the start of the Company's fiscal year beginning May 1, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

(ii) Revenue Recognition: Multiple Deliverable Revenue
Arrangements and Certain Revenue Arrangements That Include
Software Elements

In October 2009, FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): "Multiple Deliverable Revenue Arrangements" (a Consensus of the FASB EITF). ASU No. 2009-13 modifies ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements" (formerly EITF 00-21). ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including, VSOE, third party evidence of selling price (TPE), or estimated selling price (ESP).

In October 2009, FASB issued Accounting Standards Update
(ASU) No. 2009-14, Topic 985: "Certain Revenue Arrangements
That Include Software Elements". ASU No. 2009-14 modifies
ASC 985-605, Software Revenue, such that the following products would be considered non-software deliverables and therefore excluded from the scope of ASC 985-605:

 - Tangible products that contain software elements and non-software elements that function together to deliver the tangible product's essential functionality.



 - Undelivered elements that are essential to the above described tangible product's functionality.

ASU No. 2009-13 and ASU No. 2009-14 must be adopted no later than the beginning of the Company's fiscal year 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby the guidance will apply to all revenue arrangements entered into or materially modified after the effective date, or under the retrospective application, whereby the guidance will apply to all revenue arrangements for all periods presented. An entity may elect to adopt ASU No. 2009-13 and ASU No. 2009-
14 in a period other than their first reporting period of a fiscal year under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance.

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

Note 4. Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net earnings (loss) available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by ASC Topic 260, "Earnings Per
Share". Diluted loss per share does not differ from basic loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.


				Three months ended         Nine months ended
				    January 31,		     January 31,
			      _______________________________________________
			      2010          2009           2010          2009
			      _______________________________________________

Numerator - net income (loss)
available to common
stockholders	       $ (1,343,789) $ (1,216,906) $ (3,382,671) $ (3,561,041)
			 ____________________________________________________

Denominator - weighted
average number of
common shares
ourstanding              26,645,547    22,916,167    25,419,087   22,385,974
			____________________________________________________

Basic and diluted loss
per common share       $      (0.05)        (0.05)      (0.13)       (1.16)


Note 5. Prepaid Expenses and Other Receivables

As of January 31, 2010 and April 30, 2009, prepaid expenses and other receivables consist of the following:


						January	31,	April 30,
						   2010          2009
					_________________________________

Prepaid trade expenses			      $        -    $     13,968
Prepaid consultants and corporate expenses         20,050         40,000
Money advanced to offices and staff
 for expenses to be incrrred for
 the Company					       -         598,117
					________________________________
					      $    20,050   $    652,085
					________________________________


Note 6. Equipment

Equipment as of January 31, 2010 and April 30, 2009 is summarized as follows:



						January	31,	April 30,
						   2010          2009
					________________________________

Computer equipment			     $    58,624   $     54,556
Office equipment				   9,659          8,864
					________________________________
						  68,283	 63,420
Less: accumulated depreciation			 (18,031)        (8,185)
					________________________________
					     $    50,252   $     55,235


The depreciation expense incurred during the three-month and nine-month periods ended January 31, 2010 and 2009 were $3,311 (2009: $2,721) and $9,852 (2009: $5,246), respectively.

Note 7. Accounts Payable and Accrued Liabilities

As of January 31, 2010 and April 30, 2009, accounts payable and accrued liabilities consist of the following:



Note 8. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in its Articles of Incorporation. At January 31, 2010, the Company did not have any outstanding preferred stock.

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

Note  9. Related Party Balances/Transactions

During the three-month and nine-month periods ended January
31, 2010, the Company accrued $3,424 (2008: $3,762) and
$11,093 (2008: $26,186) in consulting fees to a related party of the Company's President and CEO, respectively. As of January 31, 2010, the Company owes $15,964 (April 30,
2009: $3,942) to this related party for services rendered.

At January 31, 2010, the balance due the Company's
President and CEO for expenses paid on behalf of the Company is $4,155 (April 30, 2009: $4,144), which is non-interest bearing, unsecured, and due on demand.

At January 31, 2010, the balance that the Company advanced to an officer of the Company for expenses to be incurred for the Company is $nil (April 30, 2009: $2,200). $2,200
was repaid or reported as operating expenses during the nine months ended January 31, 2010.

For the purpose of currency conversion, the Company sends foreign currency to an agent in China which is a related party to the Company, and then receives Renminbi back from the agent right after the conversion. The shareholder of the agent is the father of the Company's CFO and one of its shareholders. During the three month period ended January
31, 2010, the Company expensed $251,044 in service fees paid to this agent (which is included in general and administrative expenses).

Note  10. Concentrations and Credit Risk

The Company operates principally in China and grants credit



to its customers in this geographic region. Although China is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

For the three-month period ended January 31, 2010 net revenues of $660,539 included $36,800 from barter transactions. For the three months ended January 31, 2010, one customer accounted for 72% of net revenues.

For the nine-month period ended January 31, 2010 net revenues of $3,517,875 included $732,969 from barter transactions. For the nine months ended January 31, 2010, four customers accounted for 39%, 16%, 13% and 13% of net sales, respectively.

Note  11. Statutory Reserves

Pursuant to Chinese regulations and laws, K's Media and K's
Media Broadcasting are required to make appropriations to the reserve funds and staff welfare fund, based on after tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China ("China GAAP"). Appropriations to the reserve funds should be at least 10% of the after tax net income determined in accordance with China GAAP until the reserve is equal to 50% of the respective entity's registered capital. The reserve funds are established for covering corporate obligations in the event of business liquidation.
Any additional appropriations to the reserve funds over the 10% requirement are made at the discretion of the Board of Directors. The reserve funds and staff welfare funds are recorded as part of the retained earnings but are not available for distribution to the owners of the Company other than in liquidation. Appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with China GAAP. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees.
The appropriations are made on an annual basis.

Due to the entities' losses, no appropriations have been made to the reserve funds and staff welfare fund.




Note 12. Commitments

The Company has entered into agreements with various
Karaoke ("KTV") and night clubs for rental of space in karaoke rooms and broadcasting fees for advertisements. As of January 31, 2010, future rental and fee commitments are payable as follows:

Year ended April 30,

	2010		$     462,085
	2011		    1,827,905
	2012		    1,484,293
	2013		    1,389,298
	2014 		      306,317
			_____________
			$   5,469,898
			_____________


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

Overview of the Company's Business

On January 18, 2008 (the "Closing Date"), Kinglake
Resources, Inc., ( later changed name to K's Media, here




after refers to as the "Registrant" or the "Company") completed a Share Exchange Agreement (the "Share Exchange
Agreement") dated December 23, 2007, with Orient Come
Holdings Limited, a company organized under the laws of British Virgin Island ("Orient Come") and Beijing K's Media
Advertising Ltd. Co., a limited liability company organized under the laws of the People's Republic Of China ("Chinese
Advertising Company" or K's Media). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Orient Come (the "Orient Come Shareholders") transferred to us all of the Orient Come shares in exchange for the issuance of 13,000,000 shares of our common stock (the
"Acquisition"). As a result of the Acquisition, Orient Come became our wholly-owned subsidiary.

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

The Chinese Advertising Company signs advertising agreements with companies in the cosmetics, beverage, automobile and other consumer goods sectors. K's Media also signs advertisement placement agreements with top entertainment clubs chains in Beijing, Shanghai, Guangzhou, Shenzhen, Hangzhou and other major Chinese cities. K's
Media then promotes its clients brands at the entertainment clubs via advertising and promotional events. K's Media has signed agreements with more than three hundred top-ranked entertainment clubs in Beijing, Shanghai, Guangzhou, Shenzhen and other large cities, representing thousands of screens. Advertisements will be placed on screens in each room of each club signed by K's Media. A critical component of K's Media's marketing and distribution to entertainment clubs is its partnership with Shine
MultiMedia Co., Ltd. ("Shine"), one of the China's largest
VOD (video on demand) system distributors with deals in over 3,000 entertainment clubs and more than 100,000 entertainment rooms in China. Shine and other VOD system distributors that signed up with K's Media has bundled K's
Media's proprietary CRM software with its VOD system and also pursue advertising agreements with the entertainment clubs on behalf of K's Media. The parties have entered into the Service Agreement whereby VOD system distributors arrange exclusive agency contracts between K's Media and entertainment clubs. VOD system distributors also installed and maintained advertisement equipment at the entertainment clubs during the terms of the contracts. K's Media supplements these VOD system distributors? marketing efforts with its own team of club agents that is responsible for signing up entertainment clubs, renewing contracts, and providing other follow-up services such as media channel maintenance and ad placements. VOD system distributors will receive a fee from K's Media for each contract executed and monthly maintenance fee for services provided by them over the term of each contract.

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


Recent Developments

The Company has signed up over 300 KTV lounges in tier 1 cities including Beijing, Shanghai, Guangzhou and Shenzhen by January 31, 2010.

K's Media selects KTV clubs that are frequented by high earners such as business owners and professiona ls with active lifestyles. Especially attractive are clubs that appeal to the top 5% of China's population by income. K's Media will reach these individuals by being sure to only contract with mid- to high-end KTV lounges, starting from tier 1 city.


Result of Operations

Three Months ended January 31, 2010 Compared to Three
Months ended January 31, 2009.

Operating Revenues. Operating revenues for the three months ended January 31 of 2010 and three months ended January 31 of 2009 were $660,539 and $604,840 respectively. The increase of the revenue was caused by the development of the Company's advertising business. The Company started sales from September 2008.

Operating Expenses. The Company's operating expenses totaled $1,541,859 for the quarter ended January 31 of 2010, compared to $1,080,668 for the same quarter of 2009. The change was mainly attributable to the $476,103provision for doubtful accounts in 2010.

Loss from Operations. The Company has recorded a loss of $1,343,303 for the quarter ended January 31 of 2010, compared to a loss of $1,227,935 for the same quarter last year. The difference was caused mainly by $476,103 provision for doubtful accounts in 2010, offset partially by $945,829 improvement in gross profit.

Net Loss. The Company had a net loss of $1,340,577 for the quarter ended January 31 of 2010, compared to a net loss of $1,216,906 for the same quarter last year. The slight difference between Loss from Operations and Net Loss is caused by the interest income and foreign exchange gain.


Liquidity and Capital Resources

The Company has financed its operations by issuance of its common stock which raised $5 million gross proceeds in July
2008 through a private placement.

Cash as of January 31 of 2010 and April 30, 2009 were
$21,013 and $1,102,634 respectively.

Net cash used in financing activities was $4,372 for the nine months ended January 31 of 2010, compared to $4,421,286 net cash provided by financing activities in 2009.

Net cash used in operating activities was $1,071,262 for the nine months ended January 31 of 2010 as a result primarily of the $3,376,874 net loss, offset partially by noncash stock-based compensation of $1,036,095, a $632,035 decrease in prepaid expenses and other receivables, and a $577,498 increase in accounts payable and accrued liabilities.


Net cash used in investing activities, which consists of purchase of fixed assets were $4,935 for the nine months ended January 31 2010 and $42,752 for the nine months ended
January 31 2009.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
None


ITEM 4. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial
Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-
15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that,




based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

31.1
Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002


31.2
Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22rd day of March, 2010.




K's Media

(the "Registrant")


BY:  James Wei

James Wei
CEO






