Form 10-K
period 2010-04-30
K's Media
filed 2010-08-16
CIK 1368256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]    ANNUALLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended April 30, 2010

OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT of 1934

For the transition period _____________ from_____________

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

The number of shares of the registrant common stock issued and outstanding as of August 12, 2010 was 33,466, 167 and 22,966,167 respectively.

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

     According to its 2009 report, China Advertising Industry Forecast Report, 2007-2009, issued by Research in China, the Chinese advertising market is expected to grow at a rate of up to 19% per year.

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

Properties and Facilities

     We maintain our executive offices at Rm.1909, Tower A, The Spaces International Center.No.8,Dongdaqiao Road, ChaoYang District, Beijing, China. We lease the premises for approximately $10,000 per month through April 30, 2010. We share the premises at no cost since May 1, 2010.

Employees

     We currently employ about 7 persons, all of which are part-time employees. None of our employees are parties to collective bargaining agreements.

Our Corporate Information

     We are a Nevada corporation. Our principal executive offices are located at Rm.1909, Tower A, The Spaces International Center.No.8, Dongdaqiao Road, ChaoYang District, Beijing, China. Our telephone number is: 86-10-5921-2200, and our website address is www.mediaks.cn. The information on the Company’s website is not part of this annual report on Form 10-K or any other report that we file with, or furnish to, the Securities and Exchange Commission.

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

  preserve our position in the KTV media market in China;

  manage our relationships with KTV clubs to obtain advertising licensing rights contracts to operate KTV media in KTV clubs on acceptable terms or at all;

  retain and acquire advertising clients;

  manage our relationships with third-party non-advertising content providers;

  secure access to a sufficient amount of low-cost KTV screens from KTV club owners;

  manage our expanding operations, including the integration of any future acquisitions;

  increase and diversify our revenue sources by successfully expanding into other advertising media platforms;

  respond to competitive market conditions;

  maintain adequate control of our expenses; or

  attract, train, motivate, and retain qualified personnel.

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

     Our clients may reduce the money they spend to advertise on our network for a number of reasons, including:

  a general decline in economic conditions;

  a general decline in the number of consumers in KTV clubs;

  a decline in economic conditions in the particular cities where our network are located;

  a decision to shift advertising expenditures to other available advertising media; and

  a decline in advertising spending in general.

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

  the integration of new operations, services and personnel;

  unforeseen or hidden liabilities;

  the diversion of resources from our existing business and technology;

  our potential inability to generate sufficient revenue to offset new costs;

  the expenses of acquisitions; or

  the potential loss of or harm to relationships with both employees and advertising clients resulting from our integration of new businesses.

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

     In addition, our ability to obtain additional capital on acceptable terms is subject to uncertainties, including:

  investors’ perception of, and demand for, securities of alternative advertising media companies;

  conditions of the U.S. and other capital markets in which we may seek to raise funds;

  our future results of operations, financial condition and cash flows;

  China’s governmental regulation of foreign investment in advertising services companies in China;

  economic, political and other conditions in China; and

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

  revoking the business and operating licenses of our Chinese subsidiaries and affiliates;

  discontinuing or restricting our Chinese subsidiaries’ and affiliates’ operations;

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

  the amount of government involvement;

  the level of development;

  the growth rate;

  the control of foreign exchange; and

  the allocation of resources.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth fiscal quarter of fiscal year 2010, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices of Common Stock

     Our common stock is traded on the Over-the-Counter Bulletin Board under the trading symbol “KVME.OB.” The following table sets forth high and low bid prices of the common stock for fiscal years ended April 30, 2010 and 2009:

	Bid Price (U.S. $)
Fiscal 2010	High	Low

Quarter Ended April 30, 2010	1.05	1.05
Quarter Ended January 31, 2010	1.05	1.05
Quarter Ended October 31, 2009	1.05	1.05
Quarter Ended July 31, 2009	$5.70	5.70
Fiscal 2009
Quarter Ended April 30, 2009	$5.70	5.70
Quarter Ended January 31, 2009	$5.70	5.70
Quarter Ended October 31, 2008	5.70	5.70
Quarter Ended July 31, 2008	5.70	5.70

     The last reported bid price of our common stock on the Over-the-Counter Bulletin Board on August 1, 2010 was $1.05. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. Because of the rules and regulations governing the trading of small issuers' securities, the Company's securities are presently classified as "Penny Stock," a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to obtain the interest of broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on a national securities exchange, if at all. The existence of market quotations should not be considered evidence of an "established public trading market." The public trading market is presently limited as to the number of market markers in the Company stock.

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

     As of August 4, 2010, the Company had approximately 384 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividend Policy

     Our policy has been to retain cash to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information pertaining to our equity compensation plans.

Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding	future issuance under
	outstanding options,	options, warrants	equity compensation
	warrants and rights	and rights	plans (excluding
securities reflected in
column (a))
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

Recent Sales of Unregistered Securities

All information regarding the sale of any unregistered securities in fiscal year 2010 has been previously disclosed in the Company’s Form 10-Q and Form 8-K filings.

ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the years ended April 30, 2010 and 2009 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report on Form 10-K, particularly in the section entitled “Risk Factors.”

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

Recent Developments

     Since the inception of our operation in September, 2008, we have signed up about 300 KTV clubs across the country. While we were building our KTV media networks in China, our market group started getting advertising clients. The market for KTV media networks in China is relatively new; we compete for advertising spending with many forms of more established advertising media, such as television, print media, and the Internet.

     During year 2009, we encountered global economic downturn, overall KTV consumers decreased. Our advertising clients also reduce the money they spend to advertise on our network for a number of reasons, including:

  a general decline in economic conditions;

  a general decline in the number of consumers in KTV clubs;

  a decision to shift advertising expenditures to more established advertising media rather than new forms of advertising media; and

  a decline in advertising spending in general.

     K’s Media ‘s ability to generate revenues from our advertising services, and our financial condition and results of operations had been materially and adversely affected.

     K’s Media is a startup company. We need additional capital to support the operation, especially during the 2009 economic downturn. Unfortunately, we didn’t obtain additional capital on commercially reasonable terms due to the worsened conditions of U.S. and other capital markets in which we seek to raise funds.

     Substantially all of our assets are located in China and substantially all of our revenues will be derived from our operations in China. A substantial majority of our revenues is concentrated on mid to high-end KTV clubs in major cities in China, such as Beijing, Shanghai, Guangzhou and Shenzhen. Since 2010, Chinese Ministry of Public Security decided to take action against "pornography, gambling and drugs". So far, this action has been started throughout China, affected at least 26 mid to large cities such as Beijing, Shanghai, Guangzhou and Shenzhen. Many mid to high-end KTV clubs had experienced a material business disruption; therefore, we had incurred substantial losses of revenues.

     In February 2010, most of our senior executives have left the Company. Since our business depends substantially on the continuing efforts of our senior executives, their departure has caused severely disruption to our business.

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

Results of Operations - Comparison of Year Ended April 30, 2010 and Year Ended April 30, 2009.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Balance Sheets
April 30, 2010 and 2009

(Expressed in U.S. Dollars)	2010	2009

ASSETS
Current assets
Cash	$19,147	$1,102,634
Accounts receivable, net of allowance for doubtful accounts of $2,519,456 and $ 250,772, respectively	731,695	580,440
Prepaid expenses and other receivables	20,050	652,085
Inventory	31,730	107,066
Amount due from related party	-	249,232

Total current assets	802,622	2,691,457

Equipment, net	46,946	55,235

Total assets	$849,568	$2,746,692

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,399,630	$355,463
Amount due to related parties	24,520	8,086
Unearned revenue	92,397	226,602

Total liabilities	1,516,547	590,151

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock, $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 0 and 0 shares, respectively	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares, 32,945,547 and 33,466,167 shares issued and 26,645,547 and 22,916,167 shares outstanding, respectively	329	335
Additional paid-in capital	7,947,695	7,027,844
Deferred consulting services	-	(116,250)
Accumulated other comprehensive loss	43,229	48,574
Accumulated deficit	(8,658,232)	(4,803,962)

Total stockholders' equity	(666,979)	2,156,541

Total liabilities and stockholders' equity	$849,568	$2,746,692

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended April 30, 2010 and 2009

	Year ended	Year ended
	April 30,	April 30,
(Expressed in U.S. Dollars)	2010	2009

Advertising revenues at contracted amounts	$3,545,508	$1,296,570
Rental and broadcasting fees due entertainment clubs	(1,877,803)	(2,118,414)
Gross profit (loss)	1,667,705	(821,844)
Selling, general and administrative expenses:
Selling expenses	676,562	516,656
General and administrative (including stock-based compensation of $1,036,095, and $nil, respectively)	2,580,370	3,083,126
Provision for doubtful accounts	2,268,459	-
Total	5,525,391	3,599,782

Loss from operations	(3,857,686)	(4,421,626)

Other income and expenses
Interest income	3,809	30,751
Foreign exchange gain (loss)	1,583	(19,760)
Interest and bank charges	(1,976)	(4,194)
Other income and expenses (net)	3,416	6,797

Net Loss	(3,854,270)	(4,414,829)

Other Comprehensive Income (Loss)	(5,345)	32,016

Comprehensive Loss	$(3,859,615)	$(4,382,813)

Net loss per share
Basic and diluted	$(0.15)	$(0.19)

Number of common shares used to compute loss per share
Basic and diluted	25,718,142	22,664,843

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Stockholders' Equity (Deficiency)
For the years ended April 30, 2010 and 2009

						Accumulated
				Deferred		other	Total
	Common Stock		Additional	Consulting	Accumulated	comprehensive	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Services	Deficit	income	Equity

Balance, April 30, 2008	31,637,000	$317	$1,507,776	$(217,263)	$(389,133)	$16,558	$918,255
Common stock issued in private placement in July 2008 (at $3.00 per share)	1,666,667	16	3,700,449	-	-	-	3,700,465
Issuance of warrants in private placement in July 2008	-	-	893,371	-	-	-	893,371
Issuance of common shares as employee benefits	112,500	1	641,249	-	-	-	641,250
Issuance of shares for services rendered	50,000	1	284,999	(285,000)	-	-	-
Amortization of deferred consulting services	-	-	-	386,013	-	-	386,013
Foreign translation adjustment	-	-	-	-	-	32,016	32,016
Net loss for the year ended April 30, 2009	-	-	-	-	(4,414,829)	-	(4,414,829)

Balance, April 30, 2009	33,466,167	$335	$7,027,844	$(116,250)	$(4,803,962)	$48,574	$2,156,541
Release and cancellation of Escrow Shares (Note 1)	(520,620)	(6)	919,851	-	-	-	919,845
Amortization of deferred consulting services	-	-	-	116,250	-	-	116,250
Foreign translation adjustment	-	-	-	-	-	(5,345)	(5,345)
Net loss for the year ended April 30, 2010	-	-	-	-	(3,854,270)	-	(3,854,270)

Balance, April 30, 2010	32,945,547	$329	$7,947,695	$-	$(8,658,232)	$43,229	$(666,979)

The accompanying notes are an integral part of these consolidated financial statements.

K's Media
(Previously known as Kinglake Resources Inc.)
Consolidated Statements of Cash Flows
For the years ended April 30, 2010 and 2009

			Period frm
	For the year	For the year	inception (June
	ended April	ended April	18, 2007) to
	30,	30,	April 30,
(Expressed in U.S. Dollars)	2010	2009	2010

Cash flows used in operating activities
Net loss	$(3,854,270)	$(4,414,829)	$(8,658,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,164	8,086	21,304
Non-cash employee benefits	-	641,250	641,250
Provision for doubtful accounts	2,268,459	-	2,268,459
Stock-based compensation	1,036,095	386,013	1,479,296
Non-cash G&A expenses	904,468	-	904,468
Changes in operating assets and liabilities:
Accounts receivable	(2,420,251)	(577,439)	(2,997,690)
Prepaid expenses and other receivable	(22,295)	(557,052)	(635,186)
Inventory	75,199	(106,513)	(31,314)
Accounts payable and accrued liabilities	1,044,093	254,579	1,315,492
Amount due from related party	2,197	(2,188)	9
Amount due to related parties	16,424	(52,431)	20,366
Unearned revenue	(133,925)	225,431	91,506
Net cash used in operating activities	(1,070,642)	(4,195,093)	(5,580,272)

Cash flows used in investing activities
Purchase of fixed assets	(4,935)	(47,728)	(59,456)
Net cash used in investing activities	(4,935)	(47,728)	(59,456)

Cash flows provided by (used in) financing activities
Issuance of common stock and warrants	-	4,593,836	5,881,086
Advance to related parties	(4,298)	(3,790,023)	(3,794,321)
Loans from related parties			170374
Repayment from related parties	-	3,362,411	3,362,411
Net cash provided by (used in) financing activities	(4,298)	4,166,224	5,619,550

Effect of foreign exchange rate changes	(3,612)	26,379	39,325

Increase (decrease) in cash	(1,083,487)	(50,218)	19,147

Cash, beginning of period	1,102,634	1,152,852	-
Cash, end of period	$19,147	$1,102,634	$19,147

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for employee benefits	$-	$641,250
Common stock issued for service rendered	$-	$285,000

The accompanying notes are an integral part of these consolidated financial statements.

K's MEDIA
(Previously known as Kinglake Resources Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

Note 1. Nature of Operations and Going Concern

Nature of Operations

K’s Media (the "Company") was incorporated in the State of Nevada on April 14, 2006 under the name Kinglake Resources Inc., which was changed to K’s Media on March 11, 2008. In April 2006, the Company acquired a mining claim in the Province of British Columbia. The mining claim expired April 18, 2007. During the year ended April 30, 2010, the Company ceased to be a development stage enterprise as it commenced its planned principal operations.

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

Concurrent with the Share Exchange Agreement, the Company entered into a series of agreements with K's Media and the shareholders of K's Media (see Note 1(a) to (d) for details). Included among these agreements is a Business Cooperation Agreement. Under this agreement the Company effectively controls K's Media. As a result of the Business Cooperation Agreement, K’s Media is deemed to be a subsidiary of the Company under Accounting Standard Codification (“ASC”) Topic 810, “Consolidation”.

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

Number of Agreements with entertainment clubs initiated by K' Media stockholders and designees:
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

Effective July 31, 2009, the Company authorized the release of a total of 3,679,380 Escrow Shares and cancellation of a total of 520,620 Escrow shares in connection with the achievement of performance thresholds relating to the 16 months ended April 30, 2010. After such release and cancellation, there are 6,300,000 Escrow shares remaining.

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

(c) Option Agreement

Under an Option Agreement entered into by and among Orient Come, shareholders of K's Media and K's Media effective as of December 23, 2007, the shareholders of K’s Media, irrevocably granted to Orient Come or its designated party an exclusive option to purchase, to the extent permitted by China law, a portion or all of their respective equity interests in K’s Media for a purchase price of $100. Orient Come or its designated party has the sole discretion to decide when to exercise the option, whether in part or in full. The agreement has a term of 20 years.

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

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At April 30, 2010, the Company has accumulated losses of $8,658,232 since inception. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during the year ended April 30, 2010. The future of the Company hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

Note 2. Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of April 30, 2010, and the results of operations and cash flows for the three and nine months ended April 30, 2010 and 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K. Operating results for the year ended April 30, 2010.

These consolidated financial statements include the accounts of K's Media (Registrant, formerly known as Kinglake Resources Inc.), Oriental Come Holdings Limited (100% owned subsidiary), Beijing K's Media Broadcasting Ltd. Co. (100% owned subsidiary) and Beijing K's Media Advertising Ltd. Co., which is deemed to be a Variable Interest Entity of the Company through contractual relationship. This consolidation is required by ASC Topic, “Consolidation”.

Note 3. Changes in Accounting Policies

The Company adopted the following accounting policies during the period:

(i) Disclosures about Derivative Instruments and Hedging Activities

On May 1, 2009, the Company adopted ASC Topic 815-10, “Derivatives and Hedging”. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. ASC Topic 815-10 applies to all derivative instruments within its scope as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC Topic 815-10 must provide more robust qualitative disclosures and expanded quantitative disclosures. The adoption of this statement did not have any material effect on the Company's consolidated financial statements.

(ii) Determination of the Useful Life of Intangible Assets

On May 1, 2009, the Company adopted the amendment to ASC No. 350 issued by FASB entitled “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amendment did not have a material impact on the Company’s financial statements.

(iii) Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

On May 1, 2009, the Company adopted ASC Topic 470-20, “Debt - Debt with Conversion and Other Options”. ASC Topic 470-20 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. ASC Topic 470-20 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. ASC Topic 470-20 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. ASC Topic 470-20 requires retrospective application to the terms of instruments as they existed for all periods presented. The adoption of ASC Topic 470-20 did not have any material effect on the Company's consolidated financial statements.

(iv) Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock

On May 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. ASC Topic 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Adoption of ASC Topic 815-40 did not have any material effect on the Company’s consolidated financial position and results of operations.

(v) Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

On May 1, 2009, the Company adopted ASC Topic 260, “Earnings Per Share”. Under this standard, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The adoption of ASC Topic 260 did not have a material impact on the Company’s financial statements.

(vi) Issuer’s accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

On May 1, 2009, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures”. ASC Topic 820 determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. Adoption of ASC Topic 820 did not have any material effect on the Company’s consolidated financial position and results of operations.

(vii) Disclosures about Credit Derivatives and Certain Guarantees

On May 1, 2009, the Company adopted ASC Topic 815-10-65, “Derivatives and Hedging – Overall – Transition and Open Effective Date Information”. ASC Topic 815-10-65 requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. ASC Topic 815-10-65 also amends ASC Topic 952, “Franchisors”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, ASC Topic 815-10-65 clarifies the Board’s intent about the effective date of ASC Topic 815, “Derivatives and Hedging”. Adoption of ASC Topic 815-10-65 did not have any material effect on the Company’s consolidated financial position and results of operations.

(viii) Equity Method Investment Accounting Considerations

On May 1, 2009, the Company adopted ASC Topic 323, “Investments - Equity Method and Joint Ventures”. ASC Topic 323 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. Adoption of ASC Topic 323 did not have any material effect on the Company’s consolidated financial position and results of operations.

(ix) Accounting for Defensive Intangible Assets

On May 1, 2009, the Company adopted ASC Topic 350-30-35, “Intangibles - Goodwill and Others - General Intangibles Other Than Goodwill – Subsequent Measurement”. ASC Topic 350-30-35 clarifies how to account for defensive intangible assets subsequent to initial measurement. ASC Topic 350-30-35 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. Adoption of ASC Topic 350-30-35 did not have any material effect on the Company’s consolidated financial position and results of operations.

(x) Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary

On May 1, 2009, the Company adopted ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. ASC Topic 815-40 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. Adoption of ASC Topic 815-40 did not have any material effect on the Company’s consolidated financial position and results of operations.

(xi) Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

On May 1, 2009, the Company adopted ASC Topic 860, “Transfers and Servicing”. ASC Topic 860 requires public entities to provide additional disclosures about transfers of financial assets. ASC Topic 860 also requires public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. ASC Topic 860 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. Adoption of ASC Topic 860 did not have any material effect on the Company’s consolidated financial position and results of operations.

(xii) Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets

On May 1, 2009, The FASB released ASC Topic 325-40, “Investments - Other - Beneficial Interests in Securitized Financial Assets”. ASC Topic 325-40 allows for the use of other-than-temporary impairment assessments established in ASC Topic 320, “Investments – Debt and Equity Securities”, for securities that had previously been subject to the impairment assessment under ASC Topic 325-40. ASC Topic 320 allows a reporting entity to assess an impaired security that is classified as either available-for-sale or held-to-maturity debt in order to determine whether the impairment should be recognized as other-than-temporary and recognized in earnings.

Under ASC Topic 325-40, management can base the value it reports in the financial statements on its judgment of its ability to collect all the contracted amounts due.

Adoption of ASC Topic 325-40 did not have any material effect on the Company’s consolidated financial position and results of operations.

(xiii) Interim Disclosures about Fair Value of Financial Instruments

On May 1, 2009, the Company adopted ASC Topic 825, “Financial Instruments”, which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies. The adoption of ASC Topic 825 did not have a material impact on the Company’s consolidated financial statements.

(xiv) Recognition and Presentation of Other-Than-Temporary Impairments

On July 1, 2009, the Company adopted ASC Topic 320, “Investment - Debt and Equity Securities”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The guidance requires that an entity evaluate for and record an other-than-temporary impairment even when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the securities’ amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of other comprehensive income and amortized over the remaining life of the security. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

(xv) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On July 1, 2009, the Company adopted ASC Topic 820, “Fair Value Measurement and Disclosures”, for estimating fair value when the volume and level of activity related to the asset or liability has significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

(xvi) Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

On January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations”, to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination. The adoption of ASC Topic 805 did not have an impact on the Company’s consolidated financial statements.

(xvii) Subsequent Events

On July 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events”, was amended and defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

In addition, the amendment requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The adoption of the amendment did not have any effect on our financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements”. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The amendment in the ASU was effective for the Company upon issuance (February 24, 2010). The adoption of ASU 2010-09 had no effect on our consolidated financial statements.

(xviii) The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On August 1, 2009, the Company adopted the “FASB Accounting Standards Codification” (the “FASB ASC”) as the single source of authoritative non-governmental U.S. GAAP. The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered non-authoritative. The adoption of the FASB ASC did not have an impact on the Company’s consolidated financial statements.

(xix) Measuring Liabilities at Fair Value

On September 1, 2009, the Company adopted ASU No. 2009-05, “Measuring Liabilities at Fair Value”, or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

(xx) Fair Value Measurements and Disclosure

On November 1, 2009, the Company adopted ASU No. 2009-12, “Fair Value Measurements and Disclosure”, or ASU 2009-12, which provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

  Level 3 - valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

At April 30, 2010 and 2009, the fair values of cash and cash equivalents, accounts receivables and accounts payable approximated their carrying values due to the short-term nature of these instruments.

(xxi) Transfers and Servicing

On December 1, 2009, the Company adopted ASC Topic 860, “Transfers and Servicing”. ASC Topic 860 was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The adoption of ASC Topic 860 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

(i) Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to ASC Topic 810, entitled “Consolidation of Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. This amendment will be effective at the start of the Company’s fiscal year beginning May 1, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its financial statements.

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

In October 2009, FASB issued Accounting Standards Update (ASU) No. 2009-14, Topic 985: “Certain Revenue Arrangements That Include Software Elements”. ASU No. 2009-14 modifies ASC 985-605, Software Revenue, such that the following products would be considered non-software deliverables and therefore excluded from the scope of ASC 985-605:

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

Note 4. Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net earnings (loss) available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by ASC Topic 260, “Earnings per Share”. Diluted loss per share does not differ from basic loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	The year ended April 30,
	2010	2009
Numerator – net income (loss) available to common stockholders	$(3,854,270)	$(4,382,813)
Denominator – weighted average number of common shares outstanding	25,718,142	22,664,843
Basic and diluted loss per common share	$(0.15)	$(0.19)

Note 5. Prepaid Expenses and Other Receivables

As of April 30, 2010 and 2009, prepaid expenses and other receivables consist of the following:

	The year ended April 30,
	2010	2009
Prepaid trade expenses	$-	$13,968
Prepaid consultants and corporate expenses	20,050	40,000
Money advanced to office and staff for exp.	653,630	598,117
	$673,680	$652,085

Note 6. Equipment

Equipment as of April 30, 2010 and 2009 is summarized as follows:

	The year ended April 30,
	2010	2009
Computer equipment	$58,624	$54,556
Office equipment	9,659	8,864
	68,283	63,420
Less: accumulated depreciation	(18,031)	(8,185)
	$50,252	$55,235

The depreciation expense incurred during the three-month and nine-month periods ended April 30, 2010 and 2009 were $3,311 and $9,852 , respectively.

Note 7. Accounts Payable and Accrued Liabilities

As of April 30, 2010 and 2009, accounts payable and accrued liabilities consist of the following:

	The year ended April 30,
	2010	2009
Accounts payable	$1,369,381	$325,180

Other payables	30,249	30,283
	$1,399,630	$355,463

Note 8. Capital Stock

(a) Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of Preferred Stock with a par value of $0.00001 per share under terms and conditions as set forth in its Articles of Incorporation. At April 30, 2010, the Company did not have any outstanding preferred stock.

(b) Common Stock

The Company is authorized to issue up to 100,000,000 shares of Common Stock with a par value of $0.00001 per share under terms and conditions as set forth in its Articles of Incorporation.

On July 17, 2008, the Company completed the sale of 1,666,667 units of its securities (the "Units"), with each Unit consisting of (a) one share of the Company's Common Stock, par value $0.00001 per share (the "Common Stock"), (b) a warrant to purchase one share of Common Stock at a purchase price of $6.00 per share of Common Stock (the "Group A Warrant"), and (c) a warrant to purchase one share of Common Stock at a purchase price of $9.00 per share of Common Stock (the "Group B Warrant"), for a purchase price of $3.00 per Unit. The aggregate proceeds from the sale of the Units, prior to expenses incurred in connection with the offer and sale of the Units, was $5,000,000. The Company sold the Units to a single investor pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended. The total cost for the $5,000,000 private placement was $406,164, resulting in net proceeds of $4,593,836. The proceeds from the issuance of the units were allocated between the warrants and the common shares on the basis of relative fair values. The fair value of the warrants of $893,371 was calculated using the Black-Scholes model using the following assumptions: Volatility of 14.25%, expected term of 5 years, risk free interest rate of 3.35% .

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

In November 2008, the Company entered into a financing and investor relations agreement for eight months. Under this agreement the Company issued 900,000 shares of Common Stock valued at market totaling $5,130,000 and $25,000 in cash. The agreement was cancelled in February 2009 and 850,000 shares issued were returned for cancellation. The net consideration of $310,000 ($25,000 cash and $285,000 market value of 50,000 shares of common stock) was expensed $193,750 in the year ended April 30, 2009 and $116,250 in the year ended April 30, 2009.

Effective July 31, 2009, the Company authorized the release of a total of 3,679,380 Escrow Shares and cancellation of a total of 520,620 Escrow Shares in connection with the achievement of performance thresholds relating to the 16 months ended April 30, 2009 (see Note 1). The Company reflected the $919,845 estimated fair value of the 3,679,380 released Escrow Shares as general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2009 and increased additional paid-in capital by the same amount.

Note 9. Related Party Balances/Transactions

During the year ended April 30, 2010 and 2009, the Company accrued $24,520 and $8,086 in consulting fees to a related party of the Company’s President and CEO, respectively.

For the purpose of currency conversion, the Company sends foreign currency to an agent in China which is a related party to the Company, and then receives Renminbi back from the agent right after the conversion. The shareholder of the agent is the father of the Company’s CFO and one of its shareholders. During the nine-month period ended April 30, 2010, the Company sent $168,734 to the agent, and the agent returned $164,722 to the Company. As of filing date of this Form 10-K, the remaining balance of $251,044 (April 30, 2009: $247,032) has not yet been returned to the Company.

Note 10. Concentrations and Credit Risk

The Company operates principally in China and grants credit to its customers in this geographic region. Although China is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

For the year ended April 30, 2010 net revenues of $3,545,508 included $36,800 from barter transactions. For year ended April 30, 2010, one customer accounted for 72% of net revenues.

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

Note 12. Commitments

The Company has entered into agreements with various Karaoke (“KTV”) and night clubs for rental of space in karaoke rooms and broadcasting fees for advertisements. As of April 30, 2010, future rental and fee commitments are payable as follows:

Year ended April 30,
2010	$462,085
2011	1,827,905
2012	1,484,293
2013	1,389,298
2014	306,317
$5,469,898

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 18, 2009, we engaged Goldman Parks Kurland Mohidin LLP, an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our board of directors. On July 2010, we engaged Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified Public Accountants with the approval of our board of directors. Our termination of our relationship with Goldman Parks Kurland Mohidin LLP and our engagement of Michael T. Studer, C.P.A., P.C. was not the result of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Exchange Act as of April 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

The name, age and position of our officers and director is set forth below:

Name	Age	Position
Jake Wei	41	Chief Financial Officer and Director
James Wei	37	Chief Executive Officer and Director
Bernard Chan	45	Independent Director
Jie Wang	54	Independent Director
Peng Jin	34	Independent Director
Qing Ren	30	Independent Director
Leslie Lou	61	Independent Director

     The persons named above have held their offices/positions since our inception.

     On March 15, 2010, Ke Wang resigned from his positions as Chairman and a director of K's Media, a Nevada corporation (the "Registrant"). To fill the vacancies created by his resignation, on the same date, the board of directors of the Registrant (the "Board") appointed James Wei as the Chairman, effective immediately, to serve at the discretion of the Board, until his successor(s) are duly appointed and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based on information available to us during fiscal year 2010, we believe that all applicable Section 16(a) filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended April 30, 2010 and 2009 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Yan
Zhuang
prior	2008/2009		-0-	-0-	-0-	-0-	-0-	-0-	$-0-	$	- 0-
President
and CEO
(1)	2009/2010		-0-	-0-	-0-	-0-	-0-	-0-	$-0-		$-0-

Andy
Pang	2008/2009		$85,784	-0-	-0-	-0-	-0-	-0-	$-0-	$	- 0-
prior
President	2009/2010	$		-0-	-0-	-0-	-0-	-0-	$-0-	$	- 0-
and CEO
(2)

James
Wei	2008/2009		-0-	-0-	-0-	-0-	-0-	-0-	$-0-		$-0-
Current
President	2009/2010		-0-	-0-	-0-	-0-	-0-	-0-	$-0-		$-0-
And
CEO

Jake Wei	2008/2009		-0-	-0-	-0-	-0-	-0-	-0-	$-0-		$-0-
CFO
	2009/2010		-0-	-0-	-0-	-0-	-0-	-0-	$-0-		$-0-

(1)	Mr. Zhuang resigned as our President/Chief Executive Officer effective as of May 7, 2009.

(2)	Mr. Pang was appointed as our President/Chief Executive Officer effective as of May 7, 2009 and resigned as our President/Chief Executive Officer as of Feb.1, 2010.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED APRIL 30, 2010

     The following table sets forth information as at April 30, 2009 relating to options that have been granted to the Named Executive Officer:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS						STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market
			Equity				of	Number	or Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of Stock	Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	(#)
Yan Zhuang
prior President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Andy Pang prior
President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

James Wei
President/CEO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Xin Wei
CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

     The following table sets forth information relating to compensation paid to our directors during fiscal year ended April 30, 2010:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
	($)				($)
Ke Wang (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xin Wei	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yan Zhuang (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kun Wei	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bernard Chan	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Qing Ren
Peng Jin	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jie Wang	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Leslie Lou	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Ke Wang resigned as our President/Chief Executive Officer effective as of March 15, 2010.

(2)	Mr. Zhuang resigned as our President/Chief Executive Officer effective as of May 7, 2009.

     On April 2, 2009, we filed K’s Media 2009 Stock Incentive Plan. This information is incorporated by reference into this Annual Report on Form 10-K.

EMPLOYMENT AND CONSULTING AGREEMENTS

     As of the date of this Annual Report, we have entered into employment agreement with Mr. Andy Pang for a term of 39 months effective October 1, 2008. This agreement has been terminated as of Feb.1, 2010. We have not entered into any contractual agreements with our other executive officers or directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of our common stock as of the date of this report by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of August 1, 2010, we had 33,466,167 shares of common stock outstanding, which excludes 89,250,000 shares of our common stock held pursuant to the Escrow Agreement and subject to issuance. Unless otherwise provided below, addresses for each shareholder is Rm.1909,Tower A, The Spaces International Center.No.8,Dongdaqiao Road, Chaoyang District, Beijing, China. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The information below excludes 89,250,000 shares held in escrow subject to the Escrow Agreement executed in connection with the January 2008 share exchange, described under “Business - Background and Business of the Company” above.

		Percentage of
Name and Address of	Number of Shares	Outstanding Shares of
Beneficial Owner	Beneficially Owned	Common Stock
Executive Officers and Directors:
Ke Wang(1)	2,400,000	11.4%
Jake Wei	-0-	-0-%
James Wei	1,500,000	7.1%
Yan Zhuang	-0-	-0-%
5% Stockholders:
Team Step Investment Limited(2)	1,800,000	8.5%
Chance Smart Holdings Limited(3)	1,700,000	8.1%
Progress Mind Holdings Limited(4)	2,100,000	10%
Market Group Limited(5)	1,700,000	8.1%
High Grow Development Group Limited(6)	1,800,000	8.5%
Sino Return Holdings Limited(7)	2,000,000	9.5%
Ample Sun Development(8)	1,500,000	7.1%
Pride Dragon Group Limited(9)	1,500,000	7.1%

All directors and executive officers as a group (4 persons)	3,900,000	18.5%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     During fiscal 2010, we incurred approximately $______ in fees to our principal independent accountant: Michael T. Studer, CPA P.C. for professional services rendered in connection with the audit of our financial statements for fiscal 2010. We incurred approximately $40,000 in fees to our previous principal independent accountant: Goldman Parks Kurland Mohidin LLP for professional services rendered in connection with the audit of our financial statements for fiscal 2009 and for the review of our financial statements for the quarter ended January 31, 2010.

     During fiscal 2009, we incurred approximately $40,000 in fees to our previous principal independent accountants: Goldman Parks Kurland Mohidin LLP for professional services rendered in connection with the audit of our financial statements for fiscal 2009.

     During fiscal year ended April 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS.

(a) Financial Statements and Schedules.

     The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(b) Exhibit Listing

     See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 15, 2010.

K's Media

By:	/s/ James Wei
James Wei
Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of August 15, 2010.

Signature	Title

/s/ James Wei
James Wei	Chairman and Director

/s/ Jake Wei
Jake Wei	Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Share Exchange Agreement dated as of December 23, 2007 (Incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed January 18, 2008).
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form SB-2 filed with Commission on July 20, 2006).
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the state of Nevada on February 15, 2008.
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form SB-2 filed with Commission on July 20, 2006).
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

10.6	Subscription Agreement between the Company and Fu, Song Yang (Incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.7	Form of Group A Warrant (Incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.8	Form of Group B Warrant (Incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed July 18, 2008).
10.9	K’s Media 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed April 2, 2009)
14.1	Code of Ethics.
21.1	List of subsidiaries.
23.1	Consent of Goldman Parks Kurland Mohidin LLP
23.2	Consent of Michael T. Studer CPA P.C.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Filed herewith.